Form 10-Q
period 2020-03-31
FFBW, Inc. /MD/
filed 2020-05-08
CIK 1787384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

As of May 8, 2020, there were 7,704,875 issued and outstanding shares of the Registrant’s Common Stock.

FFBW, Inc.

Form 10‑Q

Part I. – Financial Information

Item 1.    Financial Statements

FFBW, Inc.

Balance Sheets

March 31, 2020 (Unaudited) and December 31, 2019

(In thousands, except share data)

	March 31,	December 31,
	2020	2019
Assets
Cash and due from banks	$11,018	$4,101
Fed funds sold	3,839	35,276
Cash and cash equivalents	14,857	39,377
Available for sale securities, stated at fair value	55,063	48,179
Loans held for sale	543	200
Loans, net of allowance for loan and lease losses of $2,307 and $2,264, respectively	192,916	189,291
Premises and equipment, net	4,744	4,807
Foreclosed assets	347	84
Other equity investments	780	780
Accrued interest receivable	816	725
Cash value of life insurance	7,117	7,068
Other assets	797	1,707
TOTAL ASSETS	$277,980	$292,218

Liabilities and Equity

Deposits	$163,394	$217,252
Advance payments by borrowers for taxes and insurance	380	46
FHLB advances	11,500	11,500
Accrued interest payable	259	51
Other liabilities	1,439	1,499
Total liabilities	$176,972	$230,348
Preferred stock ($0.01 par value, 1,000,000 authorized, no shares issued or outstanding as of December 31, 2019 and 2018, respectively)	$—	$—
Common stock ($0.01 par value, 19,000,000 shares authorized, 7,704,875 and 7,867,008 shares issued, 7,704,875 and 7,702,478 shares outstanding as of March 31, 2020 and December 31, 2019, respectively)	77	67
Additional paid in capital	68,943	28,672
Unallocated common stock of Employee Stock Ownership Plan ("ESOP") (604,100 and 270,192 shares at March 31, 2020 and December 31, 2019, respectively)	(6,041)	(2,303)
Retained earnings	36,958	36,551
Accumulated other comprehensive income (loss), net of income taxes	1,071	344
Less treasury stock, 0 and 164,530 shares at cost, at March 31, 2020 and December 31, 2019, respectively	—	(1,461)
Total equity	$101,008	$61,870
TOTAL LIABILITIES AND EQUITY	$277,980	$292,218
(1)

Share and per share amounts related to periods prior to the date of the completion of the Conversion (January 16, 2020) have been restated to give retroactive recognition to the exchange ratio applied to the Conversion (1.1730 to one).

See accompanying notes to financial statements.

FFBW, Inc.

Statements of Income

Three Months Ended March 31, 2020 and 2019 (Unaudited)

(In thousands, except per share data)

	Three months ended
	March 31,
	2020	2019
Interest and dividend income:
Loans, including fees	$2,435	$2,448
Securities
Taxable	284	275
Tax-exempt	4	2
Other	84	25

Total interest and dividend income	2,807	2,750

Interest Expense:
Interest-bearing deposits	483	599
Borrowed funds	61	88

Total interest expense	544	687

Net interest income	2,263	2,063
Provision for loan losses	40	70

Net interest income after provision for loan losses	2,223	1,993

Noninterest income:
Service charges and other fees	55	35
Net gain on sale of loans	35	41
Net loss on sale of securities	—	(8)
Increase in cash surrender value of insurance	49	47
Other noninterest income	24	25

Total noninterest income	163	140

Noninterest expense:
Salaries and employee benefits	1,132	1,097
Occupancy and equipment	244	242
Data processing	206	175
Technology	60	78
Foreclosed assets, net	(16)	1
Professional fees	108	112
Other noninterest expense	110	103

Total noninterest expense	1,844	1,808

Income before income taxes	542	325
Provision for income taxes	135	76

Net income	$407	$249

Earnings per share
Basic	$0.06	$0.03
Diluted	$0.06	$0.03

See accompanying notes to financial statements.

FFBW, Inc.

Statement of Comprehensive Income (Loss)

Three Months Ended March 31, 2020 and 2019, (Unaudited)

(In thousands)

	Three months ended
	March 31,
	2020	2019
Net income	$407	$249
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	997	592
Reclassification adjustment for losses realized in net income	—	8
Other comprehensive income (loss) before tax effect	997	600
Tax effect of other comprehensive income (loss) items	(270)	(163)
Other comprehensive income (loss), net of tax	727	437
Comprehensive income	$1,134	$686

See accompanying notes to financial statements.

FFBW, Inc.

Statement of Changes in Equity

For the Three Months Ended March 31, 2020 and 2019, (Unaudited)

(In thousands, except share data)

				Unallocated		Accumulated
	Number		Additional	Common		Other
	of	Common	Paid-In	Stock of	Retained	Comprehensive	Treasury
	Shares	Stock	Capital	ESOP	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2018	6,696,742	$67	$28,326	$(2,433)	$34,995	$(593)	$—	$60,362
Net income	—	—	—	—	249	—	—	249
ESOP shares committed to be released (3,801 shares)	—	—	3	32	—	—	—	35
Stock based compensation expense	—	—	77	—	—	—	—	77
Other comprehensive loss	—	—	—	—	—	437	—	437
Repurchase of common stock	(29,436)	—	—	—	—	—	(319)	(319)
Balance at March 31, 2019	6,667,306	$67	$28,406	$(2,401)	$35,244	$(156)	$(319)	$60,841

Balance at December 31, 2019	7,702,478	$67	$28,672	$(2,303)	$36,551	$344	$(1,461)	$61,870
Corporate Reorganization:
Conversion of FFBW, Inc. (net of costs of $1.2 million)	2,397	10	41,561					41,571
Purchase of 341,485 shares of ESOP				(3,814)				(3,814)
Treasury stock retired			(1,461)				1,461	—
Contribution of FFBW, MHC			99					99
Net income					407			407
ESOP shares committed to be released (7,647 shares)			(15)	76				61
Stock based compensation expense			87					87
Other comprehensive income						727		727
Balance at March 31, 2020	7,704,875	$77	$68,943	$(6,041)	$36,958	$1,071	$—	$101,008

See accompanying notes to financial statements.

FFBW, Inc.

Statements of Cash Flows

For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

(In thousands)

	Three months ended
	March 31,
	2020	2019
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$407	$249
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	40	70
Depreciation	79	84
Net accretion of loan portfolio discount and deposit premium	—	(34)
Net amortization on securities available for sale	81	103
(Gain) loss on sales and impairments of foreclosed assets	(11)	—
Loss on sale of available for sale securities	—	8
Increase in cash surrender value of life insurance	(49)	(47)
ESOP compensation	61	35
Stock based compensation	87	77
Changes in operating assets and liabilities:
Accrued interest receivable	(91)	(88)
Loans held for sale	(343)	679
Other assets	641	99
Accrued interest payable	208	294
Other liabilities	(60)	(24)
Net cash provided by operating activities	$1,050	$1,505
Cash flows from investing activities:
Proceeds from sales of available for sale securities	$—	$2,133
Maturities, calls, paydowns on available for sale securities	2,655	1,147
Purchases of available for sale securities	(8,624)	(3,209)
Net (increase) decrease in loans	(4,012)	572
Purchases of premises and equipment	(16)	(2)
Proceeds from redemption of FHLB stock	—	130
Proceeds from sale of foreclosed assets	95	—
Cash received in MHC merger	99	—
Net cash provided by (used in) investing activities	$(9,803)	$771
Cash flows from financing activities:
Net decrease in deposits	$(53,858)	$(2,267)
Net increase in advance payments by borrowers for taxes and insurance	334	375
Repayments of FHLB advances	—	(2,000)
Proceeds from FHLB advances	—	—
Repurchase of common stock	—	(319)
Purchase of shares of ESOP	(3,814)	—
Net proceeds from issuance of common stock	41,571	—
Net cash used in financing activities	$(15,767)	$(4,211)
Net increase (decrease) in cash and cash equivalents	$(24,520)	$(1,935)
Cash and cash equivalents at beginning	39,377	4,488
Cash and cash equivalents at end	$14,857	$2,553

Supplemental Cash Flow Disclosures:
Cash paid for interest	$336	$364
Loans transferred to foreclosed assets	347	—

See accompanying notes to financial statements

FFBW, Inc.

Form 10-Q

Notes to Financial Statements (Unaudited – In thousands, except share data)

NOTE 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of FFBW, Inc. and its wholly-owned subsidiary, First Federal Bank of Wisconsin, (collectively the “Company”) were prepared in accordance with instructions for Form 10‑Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. The results of operations for the three month periods ended March 31, 2020 are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the Financial Statements and notes thereto for the year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission (“SEC”) as part of FFBW, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2019.

In preparing the financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s financial condition, results of operations, comprehensive income, changes in shareholders’ equity and cash flows for the interim periods presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.

NOTE 2 - Summary of Significant Accounting Policies

Organization

From October 2017 until January 2020, as discussed below, we operated in a two-tier mutual holding company structure. FFBW, Inc. (the “Company”) was a federal corporation that was the publicly traded stock holding company of First Federal Bank of Wisconsin (the “Bank”). At December 31, 2019, the Company had 7,702,478 shares of common stock outstanding, of which 3,436,424 shares, or 44.6%, were owned by the public, including 29,325 shares owned by FFBW Community Foundation, and the remaining 4,266,054 shares were held by FFBW, MHC (the “MHC”), a federally chartered mutual holding company and former parent company of the Company.

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

FFBW, Inc. (“New FFBW”), a Maryland corporation that was organized in September 2019, is a savings and loan holding company headquartered in Waukesha, Wisconsin. New FFBW was formed to be the successor to the Company upon completion of the second step mutual-to-stock conversion (the “Conversion”) of the MHC. Prior to completion of the Conversion, approximately 55.4% of the shares of common stock of the Company were owned by the MHC. In conjunction with the Conversion, the MHC and the Company merged into New FFBW. The Conversion was completed on January 16, 2020. In the Conversion, New FFBW sold 4,268,570 shares of common stock at $10.00 per share, for net proceeds of approximately $37.9 million (including purchase of 341,485 ESOP shares), and issued 3,436,430 shares of common stock in exchange for the shares of common stock of FFBW, Inc. a federal corporation, (“Old FFBW”) owned by stockholders of Old FFBW, other than FFBW, MHC, as of the effective date of the conversion.  As a result of the conversion, FFBW, MHC and Old FFBW have ceased to exist.

The Conversion was conducted pursuant to the MHC’s Plan of Conversion. The Plan of Conversion provided for the establishment, upon the completion of the Conversion, of special “liquidation accounts” for the benefit of certain depositors of the Bank in an amount equal to the MHC’s ownership interest in the stockholders’ equity of the Company as of the date of the latest balance sheet contained in the prospectus plus the MHC’s net assets (excluding its ownership of the Company). Following the completion of the Conversion, the Company and the Bank are not permitted to pay dividends on their capital stock if the shareholders' equity of New FFBW, or the shareholder's equity of the Bank, would be reduced below the amount of the liquidation accounts. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation accounts. Direct costs of the conversion and public offering, totaling approximately $1.2 million, have been applied against the proceeds from the shares sold in the public offering.

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

The majority of the Company's revenue-generating transactions are not subject to ASC 606, including revenue all interest and dividend income generated from financial instruments. Certain noninterest income items, including loan servicing income, gain on sales of loans, gain on sales of securities, and other noninterest income have been evaluated to not fall within the scope of ASC 606. Elements of noninterest income that are within the scope of ASC 606, are as follows:

Service charges and other fees - The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Management reviewed the deposit account agreements and determined that the agreements can be terminated at any time by either the Company or the account holder. Transaction fees, such as balance transfers, wires and overdraft charges are settled the day the performance obligation is satisfied. The Company's monthly service charges and maintenance fees are for services provided to the customer on a monthly basis and are considered a series of services that have the same pattern of transfer each month. The review of service charges assessed on deposit accounts included the amount of variable consideration that is a part of the monthly charges. It was found that the waiver of service charges due to insufficient funds and dormant account fees is immaterial and would not require a change in the accounting treatment for these fees under the new revenue standards. Recognition of revenue under ASC 606 did not materially change the timing or magnitude of revenue recognition.

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

Troubled Debt Restructurings

Loans are accounted for as troubled debt restructurings when a borrower is experiencing financial difficulties that lead to a restructuring of the loan and the Company grants a “concession” to the borrower that they would not otherwise consider. These concessions include a modification of terms, such as a reduction of the stated interest rate or loan balance, a reduction of accrued interest, an extension of the maturity date at an interest rate lower than a current market rate for a new loan with similar risk, or some combination thereof to facilitate repayment. Troubled debt restructurings are considered impaired loans.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less costs to sell, at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation. Provisions for depreciation are computed on straight-line and accelerated methods over the estimated useful lives of the assets.

Other Equity Investments

Other Equity Investments consist of Federal Home Loan Bank (“FHLB”) stock and Bankers’ Bank stock. The Company's investment in the FHLB stock is carried at cost, which approximates fair value. The Company is required to hold the stock as a member of the FHLB and transfer of the stock is substantially restricted. The stock is evaluated for impairment on an annual basis.  The Company is required to adjust its reported value of Bankers’ Bank stock, which is considered an equity security without a readily determinable market value, if a comparable transaction is observed.

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

Subsequent Events

Subsequent events have been evaluated through May 8, 2020, which is the date the financial statements are available to be issued.

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

The Company recently adopted the following Accounting Standards Updates (ASU) issued by the Financial Accounting Standards Board (FASB).

ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”

This ASU modifies the disclosure requirements on fair value measurements in Topic 820, including the removal, modification to, and addition of certain disclosure requirements. This ASU will be effective for fiscal years beginning after December 15, 2019 with early adoption permitted. The majority of the disclosure changes are to be applied on a prospective basis. Although this ASU has a significant impact to the Company’s fair value disclosures, there is no additional impact to the financial statements.

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

The new standard is effective for the Company on January 1, 2021, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) the new standard's effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company expects to adopt the new standard on January 1, 2021 using the effective date as its date of initial application. The Company is evaluating what impact this standard will have on its consolidated financial statements.

NOTE 3 – Earnings Per Share

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

The following table presents the earnings per share calculations for the three months ended March 31:

	March 31,
	2020	2019
Net income	$407	$249
Basic potential common shares
Weighted average shares outstanding	7,704,875	7,850,247
Weighted average unallocated Employee Stock Ownership Plan Shares	(607,924)	(284,085)
Basic weighted average shares outstanding	7,096,951	7,566,162
Dilutive potential common shares	—	258
Dilutive weighted average shares outstanding	7,096,951	7,566,420

Basic earnings per share	$0.06	$0.03
Diluted earnings per share	$0.06	$0.03

NOTE 4 – Available for Sale Securities

Amortized costs and fair values of available for sale securities are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2020
Obligations of the US government and US government sponsored agencies	$866	$22	$—	$888
Obligations of states and political subdivisions	10,957	205	(28)	11,134
Mortgage-backed securities	39,222	1,312	(60)	40,474
Certificates of deposit	750	25	—	775
Corporate debt securities	1,801	10	(19)	1,792
Total available for sale securities	$53,596	$1,574	$(107)	$55,063

December 31, 2019
Obligations of the US government and US government sponsored agencies	$944	$14	$—	$958
Obligations of states and political subdivisions	8,590	36	(21)	8,605
Mortgage-backed securities	35,095	486	(99)	35,482
Certificates of deposit	1,000	17	—	1,017
Corporate debt securities	2,080	37	—	2,117
Total available for sale securities	$47,709	$590	$(120)	$48,179

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

The following table presents the portion of the Company’s portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2020
Obligations of states and political subdivisions	$1,638	$(27)	$1,052	$(1)	$2,690	$(28)
Mortgage-backed securities	3,982	(53)	683	(7)	4,665	(60)
Corporate debt securities	1,014	(19)	—	—	1,014	(19)
Total	$6,634	$(99)	$1,735	$(8)	$8,369	$(107)
December 31, 2019
Obligations of states and political subdivisions	$2,569	$(17)	$1,059	$(4)	$3,628	$(21)
Mortgage-backed securities	7,604	(57)	4,372	(42)	11,976	(99)
Total	$10,173	$(74)	$5,431	$(46)	$15,604	$(120)

At March 31, 2020, the investment portfolio included 8 securities available for sale, which had been in an unrealized loss position for greater than twelve months, and 16 securities available for sale, which had been in an unrealized loss position for less than twelve months. At December 31, 2019, the investment portfolio included 14 securities available for sale, which had been in an unrealized loss position for greater than twelve months, and 18 securities available for sale, which had been in an unrealized loss position for less than twelve months. Because these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. These unrealized losses are considered temporary because the Company does not currently have the intent to sell the securities before recovery of the losses; therefore we expect to collect all contractually due amounts from these securities. Accordingly, these investments were reduced to their fair values through accumulated other comprehensive income, not through earnings.

We regularly assess our securities portfolio for OTTI. These assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery. We did not have any impairment losses recognized in earnings for the three months ended March 31, 2020 or  March 31, 2019.

The amortized cost and fair value of available for sale securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities in mortgage-backed securities since the anticipated maturities are not readily determinable. Therefore, these securities are not included in the maturity categories in the following maturity summary listed below:

	March 31, 2020
	Amortized Cost	Fair Value
Due in one year or less	$1,020	$1,019
Due after one year through 5 years	2,708	2,731
Due after 5 years through 10 years	4,525	4,660
Due after 10 years	6,121	6,179
Subtotal	$14,374	$14,589
Mortgage-backed securities	39,222	40,474
Total	$53,596	$55,063

Proceeds from sales of available for sale securities during the three months ended March 31, 2020 and 2019 were $0 and $2,133, respectively. Gross realized gains on these sales amounted to $0 and $0, while gross realized losses on these sales were $0 and $8, respectively.

Available for sale securities with a carrying value of $1,036 and $999 were pledged at March 31, 2020 and December 31, 2019, respectively.

NOTE 5 - Loans

Major classifications of loans are as follows:

	March 31,	December 31,
	2020	2019
Commercial
Development	$15,765	$18,222
Real estate	75,046	68,621
Commercial and industrial	12,850	13,681
Residential real estate and consumer
One-to-four family owner-occupied	29,852	29,380
One-to-four family investor-owned	30,021	28,077
Multifamily	27,720	29,531
Consumer	4,148	4,230
Subtotal	$195,402	$191,742
Deferred loan fees	(179)	(187)
Allowance for loan losses	(2,307)	(2,264)
Net loans	$192,916	$189,291

Deposit accounts in an overdraft position and reclassified as loans approximated $2 and $6 at March 31, 2020 and December 31, 2019, respectively.

A summary of the activity in the allowance for loan losses by portfolio segment is as follows:

		Residential real
		estate
Three Months Ended	Commercial	and consumer	Total
March 31, 2020
Beginning balance	$1,251	$1,013	$2,264
Provision for loan losses	50	(10)	40
Loans charged off	—	—	—
Recoveries of loans previously charged off	—	3	3
Total ending allowance balance	$1,301	$1,006	$2,307

March 31, 2019
Beginning balance	$940	$1,178	$2,118
Provision for loan losses	44	26	70
Loans charged off	—	—	—
Recoveries of loans previously charged off	—	—	—
Total ending allowance balance	$984	$1,204	$2,188

Information about how loans were evaluated for impairment and the related allowance for loan losses follows:

		Residential real
		estate and
March 31, 2020	Commercial	consumer	Total
Loans:
Individually evaluated for impairment	$781	$1,784	$2,565
Collectively evaluated for impairment	102,880	89,957	192,837
Total loans	$103,661	$91,741	$195,402

Allowance for loan losses:
Individually evaluated for impairment	$142	$77	$219
Collectively evaluated for impairment	1,159	929	2,088
Total allowance for loan losses	$1,301	$1,006	$2,307

		Residential real
		estate and
December 31, 2019	Commercial	consumer	Total
Loans:
Individually evaluated for impairment	$798	$1,457	$2,255
Collectively evaluated for impairment	99,726	89,761	189,487
Total loans	$100,524	$91,218	$191,742

Allowance for loan losses:
Individually evaluated for impairment	$158	$77	$235
Collectively evaluated for impairment	1,093	936	2,029
Total allowance for loan losses	$1,251	$1,013	$2,264

Information regarding impaired loans follows:

	Principal	Recorded	Related	Average	Interest
As of March 31, 2020	Balance	Investment	Allowance	Investment	Recognized
Loans with related allowance for loan losses:
Commercial
Commercial and industrial	$717	$717	$142	$723	$11
Residential real estate and consumer
One-to-four family investor-owned	411	393	77	398	—
Total loans with related allowance for loan losses	1,128	1,110	219	1,121	11
Loans with no related allowance for loan losses:
Commercial
Commercial and industrial	68	64	—	67	1
Residential real estate and consumer
One-to-four family owner-occupied	1,093	1,090	—	1,093	11
One-to-four family investor-owned	242	216	—	218	—
Consumer	98	85	—	87	—
Total loans with no related allowance for loan losses	1,501	1,455	—	1,465	12

Total impaired loans	$2,629	$2,565	$219	$2,586	$23

	Principal	Recorded	Related	Average	Interest
As of December 31, 2019	Balance	Investment	Allowance	Investment	Recognized
Loans with related allowance for loan losses:
Commercial
Commercial and industrial	$729	$729	$158	$740	$19
Residential real estate and consumer
One-to-four family investor-owned	415	403	77	412	—
Total loans with related allowance for loan losses	1,144	1,132	235	1,152	19
Loans with no related allowance for loan losses:
Commercial
Commercial and industrial	73	69	—	77	5
Residential real estate and consumer
One-to-four family owner-occupied	795	744	—	754	5
One-to-four family investor-owned	243	221	—	231	—
Consumer	114	89	—	98	—
Total loans with no related allowance for loan losses	1,225	1,123	—	1,160	10

Total impaired loans	$2,369	$2,255	$235	$2,312	$29

There were no additional funds committed to impaired loans as of March 31, 2020 or December 31, 2019.

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

Information regarding the credit quality indicators most closely monitored for commercial loans by class follows:

		Special
	Pass	Mention	Substandard	Doubtful	Totals
March 31, 2020
Development	$15,765	$—	$—	$—	$15,765
Real estate	74,467	579	—	—	75,046
Commercial and industrial	9,985	2,853	12	—	12,850
One-to-four family investor-owned	29,334	—	687	—	30,021
Multifamily	27,720	—	—	—	27,720
Totals	$157,271	$3,432	$699	$—	$161,402
December 31, 2019
Development	$18,222	$—	$—	$—	$18,222
Real estate	68,036	585	—	—	68,621
Commercial and industrial	10,888	2,779	14	—	13,681
One-to-four family investor-owned	27,453	—	624	—	28,077
Multifamily	29,531	—	—	—	29,531
Totals	$154,130	$3,364	$638	$—	$158,132

Residential real estate and consumer loans are generally evaluated based on whether or not the loan is performing according to the contractual terms of the loan.

Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans by class follows:

	Performing	Non-performing	Totals
March 31, 2020
One-to-four family owner-occupied	$29,852	$—	$29,852
Consumer	4,064	84	4,148
	$33,916	$84	$34,000
December 31, 2019
One-to-four family owner-occupied	$28,636	$744	$29,380
Consumer	4,141	89	4,230
	$32,777	$833	$33,610

Loan aging information follows:

		Loans Past Due	Loans Past Due		Nonaccrual
	Current Loans	30-89 Days	90+ Days	Total Loans	Loans
March 31, 2020
Commercial
Development	$15,765	$—	$—	$15,765	$—
Real estate	75,046	—	—	75,046	—
Commercial and industrial	12,850	—	—	12,850	12
Residential real estate and consumer
One-to-four family owner-occupied	29,683	169	—	29,852	—
One-to-four family investor-owned	29,934	87	—	30,021	610
Multifamily	27,720	—	—	27,720	—
Consumer	4,093	55	—	4,148	84
Total	$195,091	$311	$—	$195,402	$706

		Loans Past Due	Loans Past Due		Nonaccrual
	Current Loans	30-89 Days	90+ Days	Total Loans	Loans
December 31, 2019
Commercial
Development	$18,222	$—	$—	$18,222	$—
Real estate	68,621	—	—	68,621	—
Commercial and industrial	13,681	—	—	13,681	14
Residential real estate and consumer
One-to-four family owner-occupied	29,034	—	346	29,380	346
One-to-four family investor-owned	28,077	—	—	28,077	624
Multifamily	29,531	—	—	29,531	—
Consumer	4,230	—	—	4,230	86
Total	$191,396	$—	$346	$191,742	$1,070

There are no loans 90 or more days past due and accruing interest as of March 31, 2020 or December 31, 2019.

When, for economic or legal reasons related to the borrower’s financial difficulties, the Company grants a concession to the borrower that the Company would not otherwise consider, the modified loan is classified as a troubled debt-restructuring. Loan modifications may consist of forgiveness of interest and/or principal, a reduction of the interest rate, allowing interest-only payments for a period of time, and/or extending amortization terms. During the three months ended and as of March 31, 2020, there were no new troubled debt restructurings. No troubled debt restructurings defaulted within 12 months of their modification date during the three months ended March 31, 2020.  During the year ended and as of December 31, 2019, there were two commercial and industrial loans totaling $729 and  three one-to-four family owner-occupied loans totaling $285 that were restructured. $0 was charged to the allowance for loan losses related to these loans. No troubled debt restructurings defaulted within 12 months of their modifications during the year ended December 31, 2019.

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, an additional provision for loan losses may be necessary.

NOTE 6 - Deposits

The composition of deposits are as follows:

	March 31,	December 31,
	2020	2019

Non-interest bearing checking	$20,519	$20,733
Interest bearing checking	7,154	6,941
Money market	48,238	46,673
Statement savings accounts	14,204	12,359
Health savings accounts	10,745	10,670
Deposits held in escrow for stock subscriptions	—	52,648
Certificates of deposit	62,534	67,228
Total	$163,394	$217,252

Certificates of deposit that meet or exceed the FDIC insurance limit of $250 totaled $20,673 and $21,569 at March 31, 2020 and December 31, 2019, respectively.

The scheduled maturities of certificates of deposit are as follows as of March 31, 2020:

2020	$34,436
2021	23,241
2022	2,733
2023	1,041
2024	1,025
2025	58

Total	$62,534

NOTE 7– FHLB Advances

FHLB advances consist of the following:

	March 31, 2020		December 31, 2019
	Rates	Amount	Rates	Amount

Fixed rate, fixed term advances	1.62% - 2.70%	$7,500	1.62% - 2.70%	$7,500
Fixed term advances with floating spread	0.84% - 2.02%	4,000	1.69% - 2.09%	4,000

		$11,500		$11,500

The following is a summary of scheduled maturities of fixed term FHLB advances as of March 31, 2020:

	Fixed Rate Advances		Adjustable Rate Advances
	Weighted		Weighted		Total
	Average Rate	Amount	Average Rate	Amount	Amount
2020	2.34%	$6,000	0.84%	$2,000	$8,000
2021	—%	—	2.02%	2,000	2,000
2022	1.71%	1,500	—%	—	1,500

Total	2.21%	$7,500	1.43%	$4,000	$11,500

Actual maturities may differ from the scheduled principal maturities due to call options on the various advances.

The Company has a master contract agreement with the FHLB that provides for a borrowing up to the lesser of a determined multiple of FHLB stock owned or a determined percentage of the book value of the Company’s qualifying one-to-four family, multifamily, and commercial real estate loans. The Company pledged approximately $134,181 and $147,039 of one-to-four family, multifamily, and commercial real estate loans to secure FHLB advances at March 31, 2020 and December 31, 2019, respectively. FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest, such as LIBOR, Federal funds or Treasury Bill rates. Fixed rate advances are priced in reference to market rates of interest at the time of the advance, namely the rates that FHLB pays to borrowers at various maturities. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. FHLB advances are also secured by $574 and $574 of FHLB stock owned by the Company at March 31, 2020 and December 31, 2019, respectively.

At March 31, 2020, the Company’s available and unused portion of this borrowing agreement based on the amount of FHLB stock was $3,194.

In addition, the Company has a $7,000 federal funds line of credit through Bankers’ Bank of Wisconsin, which was not drawn on as of March 31, 2020. The Company also has the authority to borrow through the Federal Reserve’s Discount Window.

NOTE 8 – Employee Stock Ownership Plan

The Company maintains a leveraged employee stock ownership plan (“ESOP”) that covers substantially all employees. The ESOP was established in conjunction with the Company’s initial stock offering completed in October 2017 and operates on a plan year ending December 31. The loan to fund the acquisition of stock by the ESOP was made by the Company. Additional shares were purchased by the ESOP in conjunction with the stock offering completed in January 2020, which was also financed by a loan from the Bank. The Bank makes annual contributions to the ESOP equal to the ESOP’s debt service. The ESOP shares initially were pledged as collateral for this debt. As the debt is repaid, shares are released from collateral and allocated to active participants, based on the proportion of debt service paid in the year. Because the debt is intercompany, it is eliminated in consolidation for presentation in these financial statements. The shares pledged as collateral are reported as unearned ESOP shares in the balance sheet.

As shares are committed to be released from collateral and allocated to active participants, the Company reports compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-shares (EPS) computations. During the periods ended March 31,  2020 and 2019,  7,647 and 3,801 shares were committed to be released, respectively. During the three months ended March 31, 2020 the average fair value per share of stock was $10.15 resulting in total ESOP compensation expense of $61 for the three months ended March 31, 2020. During the three months ended March 31, 2019 the average fair value per share of stock was $10.66 resulting in total ESOP compensation expense of $35 for the three months ended March 31, 2019. The ESOP shares as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
Shares allocated to active participants	32,406	15,907
Shares committed to be released and allocated to participants	7,647	12,960
Total unallocated shares	604,100	230,343
Total ESOP shares	644,153	259,210
Fair value of unallocated shares (based on $7.89 and $11.55 share price at March 31, 2020 and December 31, 2019, respectively)	$4,766	$2,660

NOTE 9 - Share-based Compensation Plans

The Company adopted the FFBW, Inc. 2018 Equity Incentive Plan (the “2018 Equity Incentive Plan”) in 2018. ASC Topic 718 requires that the grant date fair value of equity awards to employees and directors be recognized as compensation expense over the period during which they are required to provide service in exchange for such awards.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the period shown:

	Three Months Ended
	March 31,
	2020	2019
Total cost of stock grant plan during the year	$50	$45
Total cost of stock option plan during the year	37	32
Total cost of share-based payment plans during the year	$87	$77

Amount of related income tax benefit recognized in income	$23	$21

Options are granted with an exercise price equal to no less than the market price of the Company’s shares at the date of grant: those option awards generally vest pro-rata over five years of service and have 10‑year contractual terms. Restricted shares typically vest pro-rata over a five year period, 20% per year beginning one year from the issuance date.

Share amounts related to periods prior to the date of the closing of the Offering on January 16, 2020 have been restated to give retroactive recognition to the 1.1730 exchange ratio applied in the offering.

The following table summarizes stock options activity for the three months ended March 31, 2020:

	Outstanding				Nonvested
Weighted
		Weighted	Average			Weighted
		Average	Remaining	Aggregate		Average
	Stock Option	Exercise	Contractual	Intrinsic	Number of	Grant Date Fair
	Awards	Price	Term (years)	Value	Options	Value
Balance at December 31, 2019	260,510	$9.20			215,450	$2.83
Granted	—	—			—	—
Vested	—	—			—	—
Exercised	—	—			—	—
Forfeited	—	—			—	—
Balance at March 31, 2020	260,510	$9.20	8.76	$—	215,450	$2.83
Exercisable as of March 31, 2020	45,060	$9.22	8.70	$—

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

There were no options granted during the three months ended March 31, 2020.

The following is a summary of changes in restricted shares for the three months ended March 31, 2020:

Weighted
Average
	Number of	Grant Date Fair
	Shares	Value
Nonvested stock awards as of December 31, 2019	90,790	$9.20
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested stock awards as of March 31, 2020	90,790	$9.20

As of March 31, 2020, there was $1.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share option and non-vested share awards) granted under the 2018 Equity Incentive Plan. At March 31, 2020, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 2.3 years.

NOTE 10 – Equity and Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1, and Total capital to risk-weighted assets and of Tier 1 capital to average assets. It is management’s opinion, as of March 31, 2020, that the Bank meet all applicable capital adequacy requirements.

As of March 31, 2020, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table. There are no conditions or events since March 31, 2020 that management believes have changed the category.

The Bank’s actual capital amounts and ratios are presented in the following tables:

						To Be Well
						Capitalized
						Under Prompt
			For Capital Adequacy			Corrective
	Actual		Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
March 31, 2020
Common Equity Tier 1 capital (to risk‑weighted assets)	$72,159	34.9%	$	≥ 9,310	≥ 4.5%	$	≥ 13,447	≥ 6.5%
Tier 1 capital (to risk‑weighted assets)	72,159	34.9		≥ 12,413	≥ 6.0		≥ 16,551	≥ 8.0
Total capital (to risk‑weighted assets)	74,466	36.0		≥ 16,551	≥ 8.0		≥ 20,688	≥ 10.0
Tier 1 capital (to average assets)	72,159	26.1		≥ 11,051	≥ 4.0		≥ 13,814	≥ 5.0

December 31, 2019
Common Equity Tier 1 capital (to risk‑weighted assets)	$50,446	23.7%	$	≥ 9,591	≥ 4.5%	$	≥ 13,854	≥ 6.5%
Tier 1 capital (to risk‑weighted assets)	50,446	23.7		≥ 12,788	≥ 6.0		≥ 17,051	≥ 8.0
Total capital (to risk‑weighted assets)	52,710	24.7		≥ 17,051	≥ 8.0		≥ 21,313	≥ 10.0
Tier 1 capital (to average assets)	50,446	19.4		≥ 10,400	≥ 4.0		≥ 13,000	≥ 5.0

NOTE 11 – Fair Value

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

Assets measured at fair value on a recurring basis are summarized below:

Recurring Fair Value Measurements Using
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of March 31, 2020
Assets:
Available for sale securities:	$—	$55,063	$—	$55,063

As of December 31, 2019
Assets:
Available for sale securities:	$—	$48,179	$—	$48,179

Information regarding the fair value of assets measured at fair value on a nonrecurring basis follows:

		Nonrecurring Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Instruments	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

As of March 31, 2020
Assets:
Loans	$891	$—	$—	$891
Foreclosed assets	347	—	—	347

As of December 31, 2019
Assets:
Loans	$897	$—	$—	$897
Foreclosed assets	84	—	—	84

Loans with a carrying amount of $1,110 were considered impaired and were written down to their estimated fair value of $891 as of March 31, 2020. Loans with a carrying amount of $1,132 were considered impaired and were written down to their estimated fair value of $897 as of December 31, 2019. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $219 and $235 as of March 31, 2020 and December 31, 2019, respectively.

Foreclosed assets with a carrying amount of $347 and $84 were determined to be at their fair value as of March 31, 2020 and December 31, 2019, respectively.

The following presents quantitative information about nonrecurring Level 3 fair value measurements:

				Range/Weighted
	Fair Value	Valuation Technique	Unobservable Input(s)	Average
As of March 31, 2020
Loans	$891	Market and/or income approach	Management discount on appraised values	10%	-	20%
Foreclosed assets	$347	Market and/or income approach	Management discount on appraised values	10%	-	20%

As of December 31, 2019
Loans	$897	Market and/or income approach	Management discount on appraised values	10%	-	20%
Foreclosed assets	$84	Market and/or income approach	Management discount on appraised values	10%	-	20%

The carrying value and estimated fair value of financial instruments as of March 31, 2020 and December 31, 2019 follow:

	March 31, 2020
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$14,857	$14,857	$—	$—
Available for sale securities	55,063	—	55,063	—
Loans held for sale	543	—	543	—
Loans	192,916	—	—	195,177
Accrued interest receivable	816	816	—	—
Cash value of life insurance	7,117	—	—	7,117
Other equity investments	780	—	—	780

Financial liabilities:
Deposits	163,394	99,526	—	63,120
Advance payments by borrowers for taxes and insurance	380	380	—	—
FHLB advances	11,500	—	—	11,622
Accrued interest payable	259	259	—	—

	December 31, 2019
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$39,377	$39,377	$—	$—
Available for sale securities	48,179	—	48,179	—
Loans held for sale	200	—	200	—
Loans	189,291	—	—	190,561
Accrued interest receivable	725	725	—	—
Cash value of life insurance	7,068	—	—	7,068
Other equity investments	780	—	—	780

Financial liabilities:
Deposits	217,252	150,024	—	67,391
Advance payments by borrowers for taxes and insurance	46	46	—	—
FHLB advances	11,500	—	—	11,509
Accrued interest payable	51	51	—	—

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

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

•Statements of our goals, intentions and expectations;

•Statements regarding our business plans, prospects, growth and operating strategies;

•Statements regarding the asset quality of our loan and investment portfolios; and

•Estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Quarterly Report.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•General economic conditions, either nationally or in our market areas, that are worse than expected;

•	Economic and/or policy changes related to the COVID-19 pandemic;
•	Changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Impact of COVID-19

Economic activity in the first quarter of 2020 contracted sharply across the United States as a result of the COVID-19 pandemic, which mandated closures of non-essential businesses and restricted activities to attempt to slow the spread of the disease. This has become a global public health crisis, causing volatility and uncertainty in the markets, and large disruptions in many industries such as energy, hospitality and nonessential healthcare. Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) signed into law on March 27, 2020, allows financial institutions to exclude eligible modifications from TDR reporting, providing they are (1) related to COVID-19, (2) executed on a loan that was not more than 30 days past due as of December 31, 2019 and (3) executed between March 1, 2020 and the earlier of 60 days after the date of the termination of the national emergency or December 31, 2020. As of April 30, 2020, we had nine commercial customers with notes totaling $14.1 million and one residential customer with notes totaling $686,000 who qualified for deferrals under this program.

The CARES Act also provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic.  The CARES act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”).  We enrolled in the PPP by completing the required documentation.   An eligible business can apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly “payroll costs”; or (2) $10.0 million.  PPP loans will have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity, and (c) principal and interest payments deferred for six months from the date of disbursement.  The SBA will guarantee 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and at least 75% of the loan proceeds are used for payroll expenses, with the remaining 25% or less of the loan proceeds used for other qualifying expenses.  The Company disbursed 114 loans totaling $12.3 million in this round of PPP funding.  On April 27, 2020, the SBA resumed accepting PPP loan applications as a result of the Paycheck Protection Program and Health Care Enhancement Act which was passed on April 24, 2020. As of April 30, 2020, we had received approximately, 38 applications for up to $1.2 million of loans under the PPP.

Comparison of Financial Condition at March 31, 2020 and December 31, 2019

Total Assets. Total assets decreased $14.8 million, or 5.1%, to $278.0 million at March 31, 2020 from $292.2 million at December 31, 2019. The decrease was primarily a result of the decrease in fed funds sold of $31.4 million partially offset by an increase in available for sale securities of $6.9 million and an increase in net loans of $3.6 million.

Cash and due from banks. Cash and due from banks increased $6.9 million, or 168.7%, to $11.0 million at March 31, 2020 from $4.1 million at December 31, 2019.

Fed funds sold. Fed funds sold decreased $31.4 million, or 89.1%, to $3.8 million at March 31, 2020 from $35.3 million at December 31, 2019, primarily from the use of the of cash from stock offering subscriptions in the conversion.

Net Loans.  Net loans increased $3.6 million, or 1.9%, to $192.9 million at March 31, 2020 from $189.3 million at December 31, 2019. The increase resulted from the net of increases in commercial real estate loans of $6.4 million, or 9.4%, one-to-four family owner-occupied loans of $472,000, or 1.6%, and one-to-four family investor-owned loans of

$1.9 million, or 6.9%, offset by decreases of $2.5 million, or 13.5%, in commercial development loans, $831,000, or 6.1%, in commercial business loans, $1.8 million, or 6.1%, in multifamily loans and $82,000, or 1.9%, in consumer loans.

During the three months ended March 31, 2020, we sold $3.9 million of one-to-four family owner-occupied residential real estate loans, on a servicing-released basis. Subject to market and economic conditions, management intends to continue this sales activity in future periods to generate gain on sale of loans income.

Available for sale securities. Available for sale securities increased $6.9 million, or 14.3%, to $55.1 million at March 31, 2020 from $48.2 million at December 31, 2019. This was a result of deploying funds received from the stock offering subscriptions.

Other equity investments.  Other equity investments remained consistent at  $780,000 at March 31, 2020 and December 31, 2019, respectively.

Deposits.  Deposits decreased $53.9 million, or 24.8%, to $163.4 million at March 31, 2020 from $217.3 million at December 31, 2019.  The decrease resulted primarily from $52.6 million of stock offering subscriptions being included in deposits as of December 31, 2019. In addition, certificates of deposit decreased $4.7 million, or 7.0%, to $62.5 million at March 31, 2020 from $67.2 million at December 31, 2019, and noninterest-bearing checking accounts decreased $214,000, or 1.0%, to $20.5 million at March 31, 2020, compared to $20.7 million at December 31, 2019. Partially offsetting these decreases, interest-bearing checking accounts increased $213,000, or 3.1%, to $7.1 million as of March 31, 2020 compared to $6.9 million as of December 31, 2019,   money market accounts increased $1.5 million to $48.2 million at March 31, 2020 from $46.7 million as of December 31, 2019, savings accounts increased $1.8 million, or 14.9%, to $14.2 million at March 31, 2020, compared to $12.4 million at December 31, 2019,  and health savings accounts increased $75,000, or 0.7%, to $10.8 million at March 31, 2020, compared to $10.7 million at December 31, 2019. Included in the certificates of deposit were brokered deposits of $8 million as of both March 31, 2020 and December 31, 2019.

Borrowings. Borrowings, consisting entirely of FHLB advances, remained consistent at $11.5 million at March 31, 2020 as well as December 31, 2019. The aggregate cost of outstanding advances from the FHLB was 2.10% at December 31, 2019, compared to the Bank’s cost of deposits of 1.25% at that date.

Other liabilities. Other liabilities decreased $60,000, or 4.0%, to $1.4 million at March 31, 2020 from $1.5 million at December 31, 2019.

Total Equity.  Total equity increased $39.1 million, or 63.3%, to $101.0 million at March 31, 2020 from $61.9 million at December 31, 2019. The increase resulted primarily from net stock offering proceeds of $37.9 million, net income of $407,000, and other comprehensive income of $727,000.

Nonperforming Loans, Potential Problem Loans and Foreclosed Properties. We practice early identification of non-accrual and problem loans in order to minimize the Company’s risk of loss. Non-performing loans are defined as non-accrual loans and restructured loans that were 90 days or more past due at the time of their restructure, or when management determines that such classification is warranted. The accrual of interest income is generally discontinued when contractual payments have become 90 or more days past due or when management has serious doubts about further collectability of principal or interest. Cash receipts on non-accrual loans are used to reduce principal rather than being recorded as interest income. a TDR typically involves the granting of some concession to the borrower involved in the loan modification, such as modifying the payment schedule or making interest changes. TDR loans may involve loans that have had a charge-off taken against the loan to reduce the carrying amount of the loan to fair market value as determined pursuant to ASC 310-10.

The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ALLL for the periods then ended:

	March 31,	December 31,
	2020 and	2019 and
	Three Months	Twelve Months
	Then	Then
	Ended	Ended
	(in thousands)
Nonperforming assets:
Nonaccrual loans	$706	$1,070
Accruing loans past due 90 days or more	—	—
Total nonperforming loans ("NPLs")	$706	$1,070
Foreclosed assets	347	84
Total nonperforming assets ("NPAs")	$1,053	$1,154
Troubled Debt Restructurings ("TDRs")	1,464	1,839
Nonaccrual TDRs	300	654
Average outstanding loan balance	194,528	197,766
Loans, end of period	195,402	191,742
ALLL, at beginning of period	2,264	2,118
Loans charged off:
Commercial	—	—
Residential real estate and consumer	—	(58)
Total loans charged off	$—	$(58)
Recoveries of loans previously charged off:
Residential real estate and consumer	3	3
Total recoveries of loans previous charged off	3	3
Net loans charged off ("NCOs'")	$3	$(55)
Additions to ALLL via provision for loan losses charged to operations	40	201
ALLL, at end of period	$2,307	$2,264
Ratios:
ALLL to NCOs (annualized)	(19,225.00)%	4,116.36%
NCOs (annualized) to average loans	(0.01)%	0.03%
ALLL to total loans	1.18%	1.18%
NPL to total loans	0.36%	0.56%
NPAs to total assets	0.38%	0.39%
Total Assets	$277,980	$292,218

Total loans past due decreased from $346,000 as of December 31, 2019 to $311,000 as of March 31, 2020. We believe our credit and underwriting policies continue to support more effective lending decisions by the Company, which increases the likelihood of maintaining loan quality going forward. Moreover, we believe the favorable trends regarding our nonperforming loans and nonperforming assets reflect our continued adherence to improved underwriting criteria and practices. We believe our current ALLL is adequate to cover probably losses in our current loan portfolio.

Non-performing loans of $706,000 as of March 31, 2020, which included $300,000 of non-accrual trouble debt restructured loans, reflected a decrease of $364,000 from the non-performing loan balance as of December 31, 2019.

Our non-performing assets were $1.1 million at March 31, 2020, or 0.38% of total assets, compared to $1.2 million, or 0.39% of total assets as of December 31, 2019.

Foreclosed assets increased $263,000 to $347,000 as of March 31, 2020, compared to $84,000 as of December 31, 2019. We strive to aggressively liquidate foreclosed assets as a part of our overall credit risk management strategy.

Comparison of Operating Results for the Three Months Ended March 31, 2020 and March 31, 2019

General.  We had net income of $407,000 for the three months ended March 31, 2020, compared to net income of $249,000 for the three months ended March 31, 2019, an increase of $158,000, or 63.5%. The increase in net income was the net effect of an increase in net interest income after provision for loan losses of $230,000, or 11.5%, an increase in noninterest income of $23,000, or 16.4%, offset in part by an increase in noninterest expense of $36,000, or 2.0%, and an increase in income taxes of $59,000, or 77.6%.

Interest and dividend income. Interest and dividend income increased $57,000, or 2.1%, to $2.8 million for the three months ended March 31, 2020 from $2.7 million for the three months ended March 31, 2019. The increase was primarily attributable to a $71,000 increase in interest on available for sale securities and interest-bearing deposits, due to an increase in the average balance of those line items of $16.4 million quarter over quarter. This was partially offset by a decrease in interest on loans of $13,000, due to a decrease in the average balance of loans of $6.7 million quarter over quarter.

Interest Expense. Interest expense decreased $143,000, or 20.8%, to $544,000 for the three months ended March 31, 2020, from $687,000 for the three months ended March 31, 2019. Interest expense on interest-bearing deposits decreased $116,000, or 19.4%, quarter to quarter. The average cost of our interest-bearing deposits decreased 9 basis points to 1.36% from 1.45%, while the average balance of interest-bearing deposits decreased by $23.5 million, or 14.2%, during the same period. Interest expense on borrowings, consisting entirely of FHLB advances, decreased $27,000, or 30.7%, to $61,000 during the three months ended March 31, 2020 from $88,000 during the three months ended March 31, 2019, as the average balance of borrowings decreased $5.1 million to $11.5 million for the 2020 period from $16.6 million for 2019, and the cost of borrowings remained consistent at 2.12% for both periods.

Net Interest Income.  Net interest income increased $200,000, or 9.7%, to $2.3 million for the three months ended March 31, 2020 from $2.1 million for the three months ended March 31, 2019. Average net interest-earning assets increased $38.4 million to $104.7 million for 2020 from $66.3 million for 2019 due to the investment of fund received from the stock offering. Our net interest rate spread increased to 2.93% for the three months ended March 31, 2020 from 2.92% for the three months ended March 31, 2019, and our net interest margin increased to 3.51% for the first quarter of 2020 from 3.33% for the same quarter of 2019.

Provision for Loan Losses.  We recorded a provision for loan losses of $40,000 for the three months ended March 31, 2020, compared to a $70,000 provision for the three months ended March 31, 2019. The allowance for loan losses remained consistent at $2.3 million, or 1.18% of total loans, at both March 31, 2020 and December 31, 2019. Classified (substandard, doubtful and loss) loans increased to $699,000 at March 31, 2020 from $638,000 at December 31, 2019. Total nonperforming loans decreased to $706,000 at March 31, 2020 from $1.1 million at December 31, 2019. Net recoveries for the three months ended March 31, 2020 were $3,000, compared to $0 for the prior year period. At March 31, 2020,  all of the nonperforming loans were contractually current.

Noninterest Income. Noninterest income increased $23,000, or 16.4%  for the three months ended March 31, 2020 to $163,000, compared to $140,000 for the same period in the prior year.  The increase was primarily due to service charges and other fees increasing $20,000, net gain/loss on sale of securities increasing $8,000, and increase in cash surrender value of life insurance increasing by $2,000 for the quarter. These gains were partially offset by a $6,000 reduction in net gain on sale of loans quarter-over-quarter.

Noninterest Expense.  Noninterest expense increased $36,000, or 2.0%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was due primarily to an increase of $35,000, or 3.2%, in salaries and employee benefits,  $2,000, or 0.8%, in occupancy and equipment expense, $31,000, or 17.7%, in data processing expenses, and $7,000, or 6.8%, in other operating expenses for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. These increases were offset in part by decreases of $18,000, or 23.1%, in technology expense, foreclosed assets expense of $17,000, and professional fees of $4,000, or 3.6%.

Income Tax Expense.  We recorded an income tax expense of $135,000 for the three months ended March 31, 2020 compared to $76,000 for the three months ended March 31, 2019, an increase of $59,000, or 77.6%, due to increase in income before income taxes of $217,000.

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

	For the Three Months Ended March 31,
	2020			2019
	Average			Average
	Outstanding			Outstanding		Yield/
	Balance	Interest	Yield/ Rate	Balance	Interest	Rate
	(in thousands)			(in thousands)
Interest-earning assets:
Loans	$194,528	$2,435	5.01%	$201,267	$2,448	4.87%
Available for sale securities	49,503	288	2.33%	43,658	277	2.54%
Interest-bearing deposits	13,163	76	2.31%	2,595	16	2.47%
Other equity investments	780	8	4.10%	645	9	5.58%
Total interest-earning assets	257,974	2,807	4.35%	248,165	2,750	4.43%
Noninterest-earning assets	42,844			16,233
Allowance for loan losses	(2,274)			(2,145)
Total assets	$298,544			$262,253

Interest-bearing liabilities:
Demand accounts	$6,794	10	0.59%	$9,680	31	1.28%
Money market accounts	45,702	133	1.16%	41,202	111	1.08%
Savings accounts	12,886	4	0.12%	14,740	5	0.14%
Health savings accounts	10,910	8	0.29%	11,370	9	0.32%
Certificates of deposit	65,514	328	2.00%	88,272	443	2.01%
Total interest-bearing deposits	141,806	483	1.36%	165,264	599	1.45%
Borrowings	11,500	61	2.12%	16,596	88	2.12%
Total interest-bearing liabilities	153,306	544	1.42%	181,860	687	1.51%
Noninterest-bearing deposits	21,737			17,716
Other non-interest bearing liabilities	34,630			1,969
Total liabilities	209,673			201,545
Equity	88,871			60,708
Total liabilities and equity	$298,544			$262,253
Net interest income		2,263			2,063
Net interest rate spread(1)			2.93%			2.92%
Net interest-earning assets(2)	104,668			66,305
Net interest margin(3)			3.51%			3.33%
Average of interest-earning assets to interest-bearing liabilities	168%			136%

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

	For Three Months Ended March 31,
	2020 vs. 2019
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$(82)	$69	$(13)
Available for sale securities	37	(26)	11
Interest-bearing deposits	65	(5)	60
Other equity investments	2	(3)	(1)
Total interest-earning assets	$22	$35	$57

Interest-bearing liabilities:
Demand accounts	$(9)	$(12)	$(21)
Money market accounts	12	10	22
Savings accounts	(1)	—	(1)
Health savings accounts	—	(1)	(1)
Certificates of deposit	(114)	(1)	(115)
Total deposits	$(112)	$(4)	$(116)
Borrowings	(27)	—	(27)
Total interest-bearing liabilities	(139)	(4)	(143)
Change in net interest income	$161	$39	$200

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB-Chicago. At March 31, 2020, we had $11.5 million outstanding in advances from the FHLB-Chicago. At March 31, 2020 we had $3.2 million available additional FHLB-Chicago advances based on the FHLB stock owned.

Additionally, at March 31, 2020 we had a $7 million federal funds rate line of credit with the Bankers’ Bank of Wisconsin, of which $0 was drawn at March 31, 2020.

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

At March 31, 2020, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $72.2 million, or 26.1% of adjusted total assets, which is above the well-capitalized required level of $13.8 million, or 5.0%; and total risk-based capital of $74.5 million, or 36.0% of risk-weighted assets, which is above the well-capitalized required level of $20.7 million, or 10.0%. Management is not aware of any conditions or events since March 31, 2020, that would change our category.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4.       Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a‑15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2020. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2020, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.        Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at March 31, 2020, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A.       Risk Factors

The presentation of Risk Factors is not required for smaller reporting companies like FFBW, Inc.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.
(b)	Not applicable.
(c)	There were no repurchases of equity securities during the period covered by this Report.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

None.

Item 6.         Exhibits

3.1	Amended and Restated Articles of Incorporation of FFBW(1)
3.2	Bylaws of FFBW(2)
4	Form of Common Stock Certificate(2)
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

FFBW, Inc.

Date: May 8, 2020	By:	/s/ Edward H. Schaefer
Edward H. Schaefer
President and Chief Executive Officer

Date: May 8, 2020	By:	/s/ Nikola B. Schaumberg
Nikola B. Schaumberg
Chief Financial Officer