Form 10-Q
period 2020-06-30
FFBW, Inc. /MD/
filed 2020-08-06
CIK 1787384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 001-39182

FFBW, INC.

(Exact name of registrant as specified in its charter)

Maryland	37-1962248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1360 South Moorland Road	53005
Brookfield, Wisconsin
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (262) 542-4448

Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $0.01 per share	The NASDAQ Stock Market, LLC
(Title of each class to be registered)	(Name of each exchange on which each class is to be registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☒

As of August 6, 2020, there were 7,704,875 issued and outstanding shares of the Registrant’s Common Stock.

FFBW, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.    Financial Statements

FFBW, Inc.

Balance Sheets

June 30, 2020 (Unaudited) and December 31, 2019

(In thousands, except share data)

	June 30,	December 31,
	2020	2019
Assets
Cash and due from banks	$3,017	$4,101
Fed funds sold	16,589	35,276
Cash and cash equivalents	19,606	39,377
Available for sale securities, stated at fair value	59,076	48,179
Loans held for sale	1,467	200
Loans, net of allowance for loan and lease losses of $2,542 and $2,264, respectively	198,673	189,291
Premises and equipment, net	4,687	4,807
Foreclosed assets	347	84
Other equity investments	780	780
Accrued interest receivable	899	725
Cash value of life insurance	7,167	7,068
Other assets	679	1,707
TOTAL ASSETS	$293,381	$292,218

Liabilities and Equity

Deposits	$175,081	$217,252
Advance payments by borrowers for taxes and insurance	827	46
FHLB advances	13,500	11,500
Accrued interest payable	365	51
Other liabilities	1,636	1,499
Total liabilities	$191,409	$230,348
Preferred stock ($0.01 par value, 1,000,000 authorized, no shares issued or outstanding as of June 30, 2020 and December 31, 2019, respectively)	$—	$—
Common stock ($0.01 par value, 19,000,000 shares authorized, 7,704,875 and 7,867,008 shares issued, 7,704,875 and 7,702,478 shares outstanding as of June 30, 2020 and December 31, 2019, respectively) (1)	77	67
Additional paid in capital	69,025	28,672
Unallocated common stock of Employee Stock Ownership Plan ("ESOP") (595,314 and 270,192 shares at June 30, 2020 and December 31, 2019, respectively) (1)	(5,965)	(2,303)
Retained earnings	37,323	36,551
Accumulated other comprehensive income (loss), net of income taxes	1,512	344
Less treasury stock, 0 and 164,530 shares at cost, at June 30, 2020 and December 31, 2019, respectively (1)	—	(1,461)
Total equity	$101,972	$61,870
TOTAL LIABILITIES AND EQUITY	$293,381	$292,218
(1)	Share and per share amounts related to periods prior to the date of the completion of the Conversion (January 16, 2020) have been restated to give retroactive recognition to the exchange ratio applied to the Conversion (1.1730 to one).

See accompanying notes to financial statements.

FFBW, Inc.

Statements of Income

Six Months Ended June 30, 2020 and 2019 (Unaudited)

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest and dividend income:
Loans, including fees	$2,505	$2,497	$4,940	$4,945
Securities
Taxable	273	282	557	557
Tax-exempt	38	4	42	6
Other	2	21	86	46

Total interest and dividend income	2,818	2,804	5,625	5,554

Interest Expense:
Interest-bearing deposits	395	633	878	1,232
Borrowed funds	48	91	109	179

Total interest expense	443	724	987	1,411

Net interest income	2,375	2,080	4,638	4,143
Provision for loan losses	215	85	255	155

Net interest income after provision for loan losses	2,160	1,995	4,383	3,988

Noninterest income:
Service charges and other fees	48	64	103	99
Net gain on sale of loans	112	127	147	168
Net loss on sale of securities	15	5	15	(3)
Increase in cash surrender value of insurance	50	51	99	98
Other noninterest income	75	24	99	49

Total noninterest income	300	271	463	411

Noninterest expense:
Salaries and employee benefits	1,023	906	2,155	2,003
Occupancy and equipment	215	242	459	484
Data processing	179	169	385	344
Technology	70	79	130	157
Foreclosed assets, net	19	1	3	2
Professional fees	243	104	351	216
Other noninterest expense	260	251	370	354

Total noninterest expense	2,009	1,752	3,853	3,560

Income before income taxes	451	514	993	839
Provision for income taxes	86	126	221	202

Net income	$365	$388	$772	$637

Earnings per share
Basic	$0.05	$0.05	$0.11	$0.08
Diluted	$0.05	$0.05	$0.11	$0.08

See accompanying notes to financial statements.

FFBW, Inc.

Statement of Comprehensive Income (Loss)

Six Months Ended June 30, 2020 and 2019, (Unaudited)

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$365	$388	$772	$637
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	618	540	1,615	1,132
Reclassification adjustment for gains (losses) realized in net income	(15)	(5)	(15)	3
Other comprehensive income (loss) before tax effect	603	535	1,600	1,135
Tax effect of other comprehensive income (loss) items	(162)	(144)	(432)	(307)
Other comprehensive income (loss), net of tax	441	391	1,168	828
Comprehensive income	$806	$779	$1,940	$1,465

See accompanying notes to financial statements.

FFBW, Inc.

Statement of Changes in Equity

For the Six Months Ended June 30, 2020 and 2019, (Unaudited)

(In thousands, except share data)

				Unallocated		Accumulated
	Number		Additional	Common		Other
	of	Common	Paid-In	Stock of	Retained	Comprehensive	Treasury
	Shares	Stock	Capital	ESOP	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2018	6,696,742	$67	$28,326	$(2,433)	$34,995	$(593)	$—	$60,362
Net income	—	—	—	—	637	—	—	637
ESOP shares committed to be released (6,480 shares)	—	—	4	65	—	—	—	69
Stock based compensation expense	—	—	159	—	—	—	—	159
Other comprehensive loss	—	—	—	—	—	828	—	828
Repurchase of common stock	(29,436)	—	—	—	—	—	(871)	(871)
Balance at June 30, 2019	6,667,306	$67	$28,489	$(2,368)	$35,632	$235	$(871)	$61,184

Balance at December 31, 2019	7,702,478	$67	$28,672	$(2,303)	$36,551	$344	$(1,461)	$61,870
Corporate Reorganization:
Conversion of FFBW, Inc. (net of costs of $1.2 million)	2,397	10	41,561					41,571
Purchase of 341,485 shares of ESOP				(3,814)				(3,814)
Treasury stock retired			(1,461)				1,461	—
Contribution of FFBW, MHC			99					99
Net income					772			772
ESOP shares committed to be released (15,294 shares)			(24)	152				128
Stock based compensation expense			178					178
Other comprehensive income						1,168		1,168
Balance at June 30, 2020	7,704,875	$77	$69,025	$(5,965)	$37,323	$1,512	$—	$101,972

See accompanying notes to financial statements.

FFBW, Inc.

Statements of Cash Flows

For the Six Months Ended June 30, 2020 and 2019 (Unaudited)

(In thousands)

	Six months ended
	June 30,
	2020	2019
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$772	$637
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	255	155
Depreciation	156	181
Net accretion of loan portfolio discount and deposit premium	(32)	(59)
Net amortization on securities available for sale	194	199
(Gain) loss on sales and impairments of foreclosed assets	(11)	(7)
Loss on sale of available for sale securities	(15)	3
Increase in cash surrender value of life insurance	(99)	(98)
ESOP compensation	128	69
Stock based compensation	178	159
Changes in operating assets and liabilities:
Accrued interest receivable	(174)	(9)
Loans held for sale	(1,267)	(1,272)
Other assets	590	133
Accrued interest payable	314	550
Other liabilities	138	1,162
Net cash provided by operating activities	$1,127	$1,803
Cash flows from investing activities:
Proceeds from sales of available for sale securities	$1,017	$4,837
Maturities, calls, paydowns on available for sale securities	6,480	2,316
Purchases of available for sale securities	(16,974)	(5,947)
Net (increase) decrease in loans	(9,945)	5,521
Purchases of premises and equipment	(37)	(12)
Proceeds from redemption of FHLB stock	—	130
Proceeds from sale of foreclosed assets	95	—
Cash received in MHC merger	99	76
Net cash provided by (used in) investing activities	$(19,265)	$6,921
Cash flows from financing activities:
Net decrease in deposits	$(42,171)	$(5,660)
Net increase in advance payments by borrowers for taxes and insurance	781	716
Repayments of FHLB advances	(2,000)	(2,000)
Proceeds from FHLB advances	4,000	—
Repurchase of common stock	—	(871)
Purchase of shares of ESOP	(3,814)	—
Net proceeds from issuance of common stock	41,571	—
Net cash used in financing activities	$(1,633)	$(7,815)
Net increase (decrease) in cash and cash equivalents	$(19,771)	$909
Cash and cash equivalents at beginning	39,377	4,488
Cash and cash equivalents at end	$19,606	$5,397

Supplemental Cash Flow Disclosures:
Cash paid for interest	$673	$833
Cash paid for income taxes	—	160
Loans transferred to foreclosed assets	347	84

See accompanying notes to financial statements

FFBW, Inc.

Form 10-Q

Notes to Financial Statements (Unaudited – In thousands, except share data)

NOTE 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of FFBW, Inc. and its wholly-owned subsidiary, First Federal Bank of Wisconsin, (collectively the “Company”) were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. The results of operations for the six month periods ended June 30, 2020 are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the Financial Statements and notes thereto for the year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission (“SEC”) as part of FFBW, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

The Conversion was conducted pursuant to the MHC’s Plan of Conversion. The Plan of Conversion provided for the establishment, upon the completion of the Conversion, of special “liquidation accounts” for the benefit of certain depositors of the Bank in an amount equal to the MHC’s ownership interest in the stockholders’ equity of the Company as of the date of the latest balance sheet contained in the prospectus plus the MHC’s net assets (excluding its ownership of the Company). Following the completion of the Conversion, the Company and the Bank are not permitted to pay dividends on their capital stock if the shareholders' equity of New FFBW, or the shareholder's equity of the Bank, would be reduced below the amount of the liquidation accounts. The liquidation accounts will be reduced annually to the extent that eligible accountholders have reduced their qualifying deposits. Subsequent increases will not restore an eligible accountholder's interest in the liquidation accounts. Direct costs of the conversion and public offering, totaling approximately $1.2 million, have been applied against the proceeds from the shares sold in the public offering.

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

The majority of the Company's revenue-generating transactions are not subject to ASC 606, including all interest and dividend income generated from financial instruments. Certain noninterest income items, including loan servicing income, gain on sales of loans, gain on sales of securities and other noninterest income have been evaluated to not fall within the scope of ASC 606. Elements of noninterest income that are within the scope of ASC 606, are as follows:

Service charges and other fees - The Company earns fees from its deposit customers for transaction-based, account maintenance and overdraft services. Management reviewed the deposit account agreements and determined that the agreements can be terminated at any time by either the Company or the account holder. Transaction fees, such as balance transfers, wires and overdraft charges are settled the day the performance obligation is satisfied. The Company's monthly service charges and maintenance fees are for services provided to the customer on a monthly basis and are considered a series of services that have the same pattern of transfer each month. The review of service charges assessed on deposit accounts included the amount of variable consideration that is a part of the monthly charges. It was found that the waiver of service charges due to insufficient funds and dormant account fees is immaterial and would not require a change in the accounting treatment for these fees under the new revenue standards. Recognition of revenue under ASC 606 did not materially change the timing or magnitude of revenue recognition.

Interchange fees - Customers use a Bank-issued debit card to purchase goods and services and the Company earns interchange fees on those transactions, typically a percentage of the sale amount of the transaction. The Company records the amount due when it receives the settlement from the payment network. Payments from the payment network are received and recorded into income on a daily basis. These fees are included in “service charges and other fees” on the Consolidated Statements of Operations. There are no contingent debit card interchange fees recorded by the Company that could be subject to a clawback in future periods. Recognition of revenue under ASC 606 did not materially change the timing or magnitude of revenue recognition.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and balances due from banks, non-maturity deposits in the Federal Home Loan Bank of Chicago (FHLB) and fed funds sold. The Company has not experienced any losses in such accounts.

Available for Sale Securities

Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital requirements and other similar factors. Securities classified as available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in other comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Gains and losses on the sale of securities are recorded on the trade date and determined using the specific-identification method.

Declines in fair value of securities that are deemed to be other than temporary, if applicable, are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers the length of time and the extent to which fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient enough to allow for any anticipated recovery in fair value.

Loans Acquired in a Transfer

The Company acquires loans (including debt securities) individually and in groups or portfolios. These loans are initially measured at fair value with no allowance for loan losses. The Company’s allowance for loan losses on all acquired loans reflect only those losses incurred subsequent to acquisition.

Certain acquired loans may have experienced deterioration of credit quality between origination and the Company’s acquisition of the loans. At acquisition, the Company reviews each loan to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms. If both conditions exist, the Company determines whether each such loan is to be accounted for individually or whether such loans will be assembled into pools of loans based on common risk characteristics (for example, credit score, loan type and date of origination). The Company considers expected prepayments and estimates the amount and timing of undiscounted principal, interest and other cash flows expected at acquisition for each loan and aggregated pool of loans. The excess of the loan’s or pool’s scheduled contractual principal and interest payments over all cash flows expected at acquisition is calculated as the nonaccretable difference. The excess of cash flows expected to be collected over the fair value of each loan or pool (accretable yield) is accreted into interest income over the remaining life of the loan or pool.

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

Allowance for Loan Losses

The allowance for loan losses is maintained at the level considered adequate by management to provide for losses that are probable as of the balance sheet date. The allowance for loan losses is established through a provision for loan losses charged to expense as losses are estimated to have occurred. Loan losses are charged against the allowance when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. In determining the adequacy of the allowance balance, the Company makes evaluations of the loan portfolio and related off-balance sheet commitments, considers current economic conditions and historical loss experience and reviews specific problem loans and other factors.

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

Development loans also have the risk that improvements will not be completed on time or in accordance with specifications and projected costs.

Commercial real estate: These loans are primarily secured by office and industrial buildings, warehouses, small retail shopping facilities and various special purpose properties, including restaurants. These loans are subject to underwriting standards and processes similar to commercial and industrial loans. Loans to closely held businesses are generally guaranteed in full by the owners of the business. These loans are viewed primarily as cash flow loans and the repayment of these loans is largely dependent on the successful operation of the property. The cash flows of the borrowers, however, may not behave as forecasted and collateral securing loans may fluctuate in value due to the general economic factors or conditions specific to the real estate market, such as geographic location and/or purpose type.

Commercial and industrial: Commercial and industrial loans are extended primarily to small and middle market customers. Such credits typically comprise working capital loans, asset acquisition loans and loans for other business purposes. Loans to closely held businesses are generally guaranteed in full by the owners of the business. Commercial and industrial loans are made based primarily on the historical and projected cash flow of the borrower and, secondarily, on the underlying collateral provided by the borrower. The cash flows of the borrowers, however, may not behave as forecasted and collateral securing loans may fluctuate in value due to economic or individual performance factors. Minimum standards and underwriting guidelines have been established for commercial and industrial loans.

One-to-four family owner-occupied: These loans are generally to individuals and are underwritten by evaluating the credit history of the borrower, the ability of the borrower to meet the debt service requirements of the loan and total debt obligations, the underlying collateral and the loan to collateral value. Also included in this category are junior liens on one-to-four family residential properties. Underwriting standards for one-to-four family owner-occupied loans are heavily influenced by statutory requirements, which include, but are not limited to, loan-to-value and affordability ratios, risk-based pricing strategies and documentation requirements.

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

Consumer: These loans may take the form of installment loans, demand loans, or single payment loans, and are extended to individuals for household, family and other personal expenditures. These loans generally include direct consumer automobile loans and credit card loans. These loans are generally smaller in size and are underwritten by evaluating the credit history of the borrower, the ability of the borrower to meet the debt service requirements of the loan and total debt obligations.

Management regularly evaluates the allowance for loan losses using the Company’s past loan loss experience, known and inherent risks in the loan portfolio, composition of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, current economic conditions and other relevant factors. This evaluation is inherently subjective since it requires material estimates that may be susceptible to significant change.

A loan is impaired when, based on current information, it is probable that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement. Management determines whether a loan is impaired on a case-by-case basis, taking into consideration the payment status, collateral value, length and reason of any payment delays, the borrower’s prior payment record and any other relevant factors. Large groups of smaller-balance homogeneous loans, such as residential mortgage and consumer loans, are collectively evaluated in the allowance for loan losses analysis and are not subject to impairment analysis unless such loans have been subject to a restructuring agreement. Specific allowances for impaired loans are based on discounted cash flows of expected future payments using the loan’s initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.

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

Other Equity Investments

Other Equity Investments consist of Federal Home Loan Bank of Chicago (“FHLB”) stock and Bankers’ Bank stock. The Company's investment in the FHLB stock is carried at cost, which approximates fair value. The Company is required to hold the stock as a member of the FHLB and transfer of the stock is substantially restricted. The stock is evaluated for impairment on an annual basis. The Company is required to adjust its reported value of Bankers’ Bank stock, which is considered an equity security without a readily determinable market value, if a comparable transaction is observed.

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

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, unfunded commitments under lines of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

Life Insurance

The Company has purchased life insurance policies on certain key executives. Life insurance is measured at the amount that could be realized under the insurance contract as of the balance sheet date, which is generally the cash surrender value of the policy.

Subsequent Events

Subsequent events have been evaluated through August 6, 2020, which is the date the financial statements are available to be issued.

On July 28, 2020, FFBW, Inc. signed a definitive agreement for cash to purchase substantially all the assets and assume substantially all the liabilities of Mitchell Bank, a Wisconsin-chartered commercial bank headquartered in Milwaukee, Wisconsin. The Company has agreed to assume approximately $44.0 million in customer deposits and purchase approximately $17.0 million in loans of Mitchell Bank. The acquisition will provide a great opportunity for First Federal Bank to expand into the Milwaukee market near our Bay View branch. The acquisition will also provide strong core deposits to fund future growth.

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

The Company recently adopted the following Accounting Standards Updates (ASU) issued by the Financial Accounting Standards Board (FASB).

ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”

This ASU modifies the disclosure requirements on fair value measurements in Topic 820, including the removal, modification to, and addition of, certain disclosure requirements. This ASU will be effective for fiscal years beginning after December 15, 2019 with early adoption permitted. The majority of the disclosure changes are to be applied on a prospective basis. Although this ASU has a significant impact to the Company’s fair value disclosures, there is no additional impact to the financial statements.

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

The new standard is effective for the Company on January 1, 2022 with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) the new standard's effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company expects to adopt the new standard on January 1, 2022 using the effective date as its date of initial application. The Company is evaluating what impact this standard will have on its consolidated financial statements.

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

The following table presents the earnings per share calculations for the three and six months ended June 30:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$365	$388	$772	$637
Basic potential common shares
Weighted average shares outstanding	7,704,875	7,794,033	7,704,875	7,821,984
Weighted average unallocated Employee Stock Ownership Plan Shares	(599,002)	(280,285)	(604,100)	(282,175)
Basic weighted average shares outstanding	7,105,873	7,513,748	7,100,775	7,539,809
Dilutive potential common shares	—	—	—	258
Dilutive weighted average shares outstanding	7,105,873	7,513,748	7,100,775	7,540,067

Basic earnings per share	$0.05	$0.05	$0.11	$0.08
Diluted earnings per share	$0.05	$0.05	$0.11	$0.08

NOTE 4 – Available for Sale Securities

Amortized costs and fair values of available for sale securities are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2020
Obligations of the US government and US government sponsored agencies	$812	$34	$—	$846
Obligations of states and political subdivisions	14,805	456	(11)	15,250
Mortgage-backed securities	38,406	1,470	(16)	39,860
Certificates of deposit	750	45	—	795
Corporate debt securities	2,233	93	(1)	2,325
Total available for sale securities	$57,006	$2,098	$(28)	$59,076

December 31, 2019
Obligations of the US government and US government sponsored agencies	$944	$14	$—	$958
Obligations of states and political subdivisions	8,590	36	(21)	8,605
Mortgage-backed securities	35,095	486	(99)	35,482
Certificates of deposit	1,000	17	—	1,017
Corporate debt securities	2,080	37	—	2,117
Total available for sale securities	$47,709	$590	$(120)	$48,179

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

The following table presents the portion of the Company’s portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2020
Obligations of the US government and US government sponsored agencies	$5	$—	$—	$—	$5	$—
Obligations of states and political subdivisions	2,389	(11)	—	—	2,389	(11)
Mortgage-backed securities	2,660	(8)	864	(8)	3,524	(16)
Corporate debt securities	253	(1)	—	—	253	(1)
Total	$5,307	$(20)	$864	$(8)	$6,171	$(28)
December 31, 2019
Obligations of states and political subdivisions	$2,569	$(17)	$1,059	$(4)	$3,628	$(21)
Mortgage-backed securities	7,604	(57)	4,372	(42)	11,976	(99)
Total	$10,173	$(74)	$5,431	$(46)	$15,604	$(120)

At June 30, 2020, the investment portfolio included six securities available for sale, which had been in an unrealized loss position for greater than twelve months, and 14 securities available for sale, which had been in an unrealized loss position for less than twelve months. At December 31, 2019, the investment portfolio included 14 securities available for sale, which had been in an unrealized loss position for greater than twelve months, and 18 securities available for sale, which had been in an unrealized loss position for less than twelve months. Because these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. These unrealized losses are considered temporary because the Company does not currently have the intent to sell the securities before recovery of the losses; therefore we expect to collect all contractually due amounts from these securities. Accordingly, these investments were reduced to their fair values through accumulated other comprehensive income, not through earnings.

We regularly assess our securities portfolio for OTTI. These assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities and the likelihood that we will have to sell securities prior to expected recovery. We did not have any impairment losses recognized in earnings for the six months ended June 30, 2020 or June 30, 2019.

The amortized cost and fair value of available for sale securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities in mortgage-backed securities since the anticipated maturities are not readily determinable. Therefore, these securities are not included in the maturity categories in the following maturity summary listed below:

	June 30, 2020
	Amortized Cost	Fair Value
Due in one year or less	$1,100	$1,101
Due after one year through 5 years	3,983	4,173
Due after 5 years through 10 years	6,666	6,989
Due after 10 years	6,851	6,953
Subtotal	$18,600	$19,216
Mortgage-backed securities	38,406	39,860
Total	$57,006	$59,076

Proceeds from sales of available for sale securities during the six months ended June 30, 2020 and 2019 were $1,017 and $4,837, respectively. Gross realized gains on these sales amounted to $17 and $22, while gross realized losses on these sales were $2 and $25, respectively.

Available for sale securities with a carrying value of $1,060 and $1,001 were pledged at June 30, 2020 and December 31, 2019, respectively.

NOTE 5 - Loans

Major classifications of loans are as follows:

	June 30,	December 31,
	2020	2019
Commercial
Development	$14,852	$18,222
Real estate	74,369	68,621
Commercial and industrial	25,394	13,681
Residential real estate and consumer
One-to-four family owner-occupied	28,535	29,380
One-to-four family investor-owned	29,175	28,077
Multifamily	25,426	29,531
Consumer	4,055	4,230
Subtotal	$201,806	$191,742
Deferred loan fees	(591)	(187)
Allowance for loan losses	(2,542)	(2,264)
Net loans	$198,673	$189,291

Deposit accounts in an overdraft position and reclassified as loans approximated $23 and $6 at June 30, 2020 and December 31, 2019, respectively.

A summary of the activity in the allowance for loan losses by portfolio segment is as follows:

		Residential real
		estate
Three Months Ended	Commercial	and consumer	Total

Balance at March 31, 2020	$1,301	$1,006	$2,307
Provision for loan losses	232	(17)	215
Loans charged off	—	—	—
Recoveries of loans previously charged off	19	1	20
Balance at June 30, 2020	$1,552	$990	$2,542

Balance at March 31, 2019	$984	$1,204	$2,188
Provision for loan losses	69	16	85
Loans charged off	—	(21)	(21)
Recoveries of loans previously charged off	—	—	—
Balance at June 30, 2019	$1,053	$1,199	$2,252

		Residential real
		estate
Six Months Ended	Commercial	and consumer	Total

Balance at December 31, 2019	$1,251	$1,013	$2,264
Provision for loan losses	282	(27)	255
Loans charged off	—	—	—
Recoveries of loans previously charged off	19	4	23
Balance at June 30, 2020	$1,552	$990	$2,542

Balance at December 31, 2018	$940	$1,178	$2,118
Provision for loan losses	113	42	155
Loans charged off	—	(21)	(21)
Recoveries of loans previously charged off	—	—	—
Balance at June 30, 2019	$1,053	$1,199	$2,252

Information about how loans were evaluated for impairment and the related allowance for loan losses follows:

		Residential real
		estate and
June 30, 2020	Commercial	consumer	Total
Loans:
Individually evaluated for impairment	$763	$1,658	$2,421
Collectively evaluated for impairment	113,852	85,533	199,385
Total loans	$114,615	$87,191	$201,806

Allowance for loan losses:
Individually evaluated for impairment	$142	$77	$219
Collectively evaluated for impairment	1,410	913	2,323
Total allowance for loan losses	$1,552	$990	$2,542

		Residential real
		estate and
December 31, 2019	Commercial	consumer	Total
Loans:
Individually evaluated for impairment	$798	$1,457	$2,255
Collectively evaluated for impairment	99,726	89,761	189,487
Total loans	$100,524	$91,218	$191,742

Allowance for loan losses:
Individually evaluated for impairment	$158	$77	$235
Collectively evaluated for impairment	1,093	936	2,029
Total allowance for loan losses	$1,251	$1,013	$2,264

Information regarding impaired loans follows:

	Principal	Recorded	Related	Average	Interest
As of June 30, 2020	Balance	Investment	Allowance	Investment	Recognized
Loans with related allowance for loan losses:
Commercial
Commercial and industrial	$712	$705	$142	$714	$—
Residential real estate and consumer
One-to-four family investor-owned	407	384	77	409	—
Total loans with related allowance for loan losses	1,119	1,089	219	1,123	—
Loans with no related allowance for loan losses:
Commercial
Commercial and industrial	63	58	—	66	—
Residential real estate and consumer
One-to-four family owner-occupied	918	915	—	922	3
One-to-four family investor-owned	339	297	—	338	—
Consumer	62	62	—	63	—
Total loans with no related allowance for loan losses	1,382	1,332	—	1,389	3

Total impaired loans	$2,501	$2,421	$219	$2,512	$3

	Principal	Recorded	Related	Average	Interest
As of December 31, 2019	Balance	Investment	Allowance	Investment	Recognized
Loans with related allowance for loan losses:
Commercial
Commercial and industrial	$729	$729	$158	$740	$19
Residential real estate and consumer
One-to-four family investor-owned	415	403	77	412	—
Total loans with related allowance for loan losses	1,144	1,132	235	1,152	19
Loans with no related allowance for loan losses:
Commercial
Commercial and industrial	73	69	—	77	5
Residential real estate and consumer
One-to-four family owner-occupied	795	744	—	754	5
One-to-four family investor-owned	243	221	—	231	—
Consumer	114	89	—	98	—
Total loans with no related allowance for loan losses	1,225	1,123	—	1,160	10

Total impaired loans	$2,369	$2,255	$235	$2,312	$29

There were no additional funds committed to impaired loans as of June 30, 2020 or December 31, 2019.

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

“Doubtful” ratings are assigned to loans that do not have adequate collateral and/or debt service ability and collectability of the contractual loan payments is unlikely.

Information regarding the credit quality indicators most closely monitored for commercial loans by class follows:

		Special
	Pass	Mention	Substandard	Doubtful	Totals
June 30, 2020
Development	$14,852	$—	$—	$—	$14,852
Real estate	73,162	569	638	—	74,369
Commercial and industrial	22,878	2,331	185	—	25,394
One-to-four family investor-owned	28,501	—	674	—	29,175
Multifamily	25,426	—	—	—	25,426
Totals	$164,819	$2,900	$1,497	$—	$169,216
December 31, 2019
Development	$18,222	$—	$—	$—	$18,222
Real estate	68,036	585	—	—	68,621
Commercial and industrial	10,888	2,779	14	—	13,681
One-to-four family investor-owned	27,453	—	624	—	28,077
Multifamily	29,531	—	—	—	29,531
Totals	$154,130	$3,364	$638	$—	$158,132

Residential real estate and consumer loans are generally evaluated based on whether or not the loan is performing according to the contractual terms of the loan.

Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans by class follows:

	Performing	Non-performing	Totals
June 30, 2020
One-to-four family owner-occupied	$28,535	$—	$28,535
Consumer	4,055	—	4,055
	$32,590	$—	$32,590
December 31, 2019
One-to-four family owner-occupied	$28,636	$744	$29,380
Consumer	4,141	89	4,230
	$32,777	$833	$33,610

Loan aging information follows:

		Loans Past Due	Loans Past Due		Nonaccrual
	Current Loans	30-89 Days	90+ Days	Total Loans	Loans
June 30, 2020
Commercial
Development	$14,852	$—	$—	$14,852	$—
Real estate	74,369	—	—	74,369	638
Commercial and industrial	25,394	—	—	25,394	185
Residential real estate and consumer
One-to-four family owner-occupied	28,535	—	—	28,535	—
One-to-four family investor-owned	29,175	—	—	29,175	648
Multifamily	25,426	—	—	25,426	—
Consumer	4,055	—	—	4,055	—
Total	$201,806	$—	$—	$201,806	$1,471

		Loans Past Due	Loans Past Due		Nonaccrual
	Current Loans	30-89 Days	90+ Days	Total Loans	Loans
December 31, 2019
Commercial
Development	$18,222	$—	$—	$18,222	$—
Real estate	68,621	—	—	68,621	—
Commercial and industrial	13,681	—	—	13,681	14
Residential real estate and consumer
One-to-four family owner-occupied	29,034	—	346	29,380	346
One-to-four family investor-owned	28,077	—	—	28,077	624
Multifamily	29,531	—	—	29,531	—
Consumer	4,230	—	—	4,230	86
Total	$191,396	$—	$346	$191,742	$1,070

There are no loans 90 or more days past due and accruing interest as of June 30, 2020 or December 31, 2019.

When, for economic or legal reasons related to the borrower’s financial difficulties, the Company grants a concession to the borrower that the Company would not otherwise consider, the modified loan is classified as a troubled debt-restructuring. Loan modifications may consist of forgiveness of interest and/or principal, a reduction of the interest rate, allowing interest-only payments for a period of time and/or extending amortization terms. During the six months ended and as of June 30, 2020, there were no new troubled debt restructurings. No troubled debt restructurings defaulted within 12 months of their modification date during the six months ended June 30, 2020. During the year ended and as of December 31, 2019, there were two commercial and industrial loans totaling $729 and three one-to-four family owner-occupied loans totaling $285 that were restructured. $0 was charged to the allowance for loan losses related to these loans. No troubled debt restructurings defaulted within 12 months of their modifications during the year ended December 31, 2019.

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, an additional provision for loan losses may be necessary.

NOTE 6 - Deposits

The composition of deposits are as follows:

	June 30,	December 31,
	2020	2019

Non-interest bearing checking	$27,887	$20,733
Interest bearing checking	8,243	6,941
Money market	54,649	46,673
Statement savings accounts	14,464	12,359
Health savings accounts	10,976	10,670
Deposits held in escrow for stock subscriptions	—	52,648
Certificates of deposit	58,862	67,228
Total	$175,081	$217,252

Certificates of deposit that meet or exceed the FDIC insurance limit of $250 totaled $19,305 and $21,569 at June 30, 2020 and December 31, 2019, respectively.

The scheduled maturities of certificates of deposit are as follows as of June 30, 2020:

2020	$23,991
2021	27,340
2022	5,268
2023	1,039
2024	1,052
2025	172

Total	$58,862

NOTE 7– FHLB Advances

FHLB advances consist of the following:

	June 30, 2020		December 31, 2019
	Rates	Amount	Rates	Amount

Fixed rate, fixed term advances	0.0% - 2.70%	$9,500	1.62% - 2.70%	$7,500
Fixed term advances with floating spread	1.53% - 1.89%	4,000	1.69% - 2.09%	4,000

		$13,500		$11,500

The following is a summary of scheduled maturities of fixed term FHLB advances as of June 30, 2020:

	Fixed Rate Advances		Adjustable Rate Advances
	Weighted		Weighted		Total
	Average Rate	Amount	Average Rate	Amount	Amount
2020	2.70%	$4,000	1.89%	$2,000	$6,000
2021	—%	4,000	1.53%	2,000	6,000
2022	1.71%	1,500	—%	—	1,500

Total	1.41%	$9,500	1.71%	$4,000	$13,500

Actual maturities may differ from the scheduled principal maturities due to call options on the various advances.

The Company has a master contract agreement with the FHLB that provides for a borrowing up to the lesser of a determined multiple of FHLB stock owned or a determined percentage of the book value of the Company’s qualifying one-to-four family, multifamily and commercial real estate loans. The Company pledged approximately $138,972 and $147,039 of one-to-four family, multifamily, and commercial real estate loans to secure FHLB advances at June 30, 2020 and December 31, 2019, respectively. FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest, such as LIBOR, Federal funds or Treasury Bill rates. Fixed rate advances are priced in reference to market rates of interest at the time of the advance, namely the rates that FHLB pays to borrowers at various maturities. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. FHLB advances are also secured by $574 and $574 of FHLB stock owned by the Company at June 30, 2020 and December 31, 2019, respectively.

At June 30, 2020, the Company’s available and unused portion of this borrowing agreement based on the amount of FHLB stock was $3,416.

In addition, the Company has a $7,000 federal funds line of credit through Bankers’ Bank of Wisconsin, which was not drawn on as of June 30, 2020. The Company also has the authority to borrow through the Federal Reserve’s Discount Window.

NOTE 8 – Employee Stock Ownership Plan

The Company maintains a leveraged employee stock ownership plan (“ESOP”) that covers substantially all employees. The ESOP was established in conjunction with the Company’s initial stock offering completed in October 2017 and operates on a plan year ending December 31. The loan to fund the acquisition of stock by the ESOP was made by the Company. Additional shares were purchased by the ESOP in conjunction with the stock offering completed in January 2020, which was also financed by a loan from the Company. The Bank makes annual contributions to the ESOP equal to the ESOP’s debt service. The ESOP shares initially were pledged as collateral for this debt. As the debt is repaid, shares are released from collateral and allocated to active participants based on the proportion of debt service paid in the year. Because the debt is intercompany, it is eliminated in consolidation for presentation in these financial statements. The shares pledged as collateral are reported as unearned ESOP shares in the balance sheet.

As shares are committed to be released from collateral and allocated to active participants, the Company reports compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-shares (EPS) computations. During the periods ended June 30, 2020 and 2019, 15,294 and 6,480 shares were committed to be released, respectively. During the six months ended June 30, 2020 the average fair value per share of stock was $8.80 resulting in total ESOP compensation expense of $128 for the six months ended June 30, 2020. During the six months ended June 30, 2019 the average fair value per share of stock was $10.57 resulting in total ESOP compensation expense of $69 for the six months ended June 30, 2019. The ESOP shares as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
Shares allocated to active participants	33,569	15,907
Shares committed to be released and allocated to participants	15,294	12,960
Total unallocated shares	595,314	230,343
Total ESOP shares	644,177	259,210
Fair value of unallocated shares (based on $8.60 and $11.55 share price at June 30, 2020 and December 31, 2019, respectively)	$5,120	$2,660

NOTE 9 - Share-based Compensation Plans

The Company adopted the FFBW, Inc. 2018 Equity Incentive Plan (the “2018 Equity Incentive Plan”) in 2018. ASC Topic 718 requires that the grant date fair value of equity awards to employees and directors be recognized as compensation expense over the period during which they are required to provide service in exchange for such awards.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the period shown:

	Six Months Ended
	June 30,
	2020	2019
Total cost of stock grant plan during the year	$102	$93
Total cost of stock option plan during the year	76	66
Total cost of share-based payment plans during the year	$178	$159

Amount of related income tax benefit recognized in income	$48	$44

Options are granted with an exercise price equal to no less than the market price of the Company’s shares at the date of grant: those option awards generally vest pro-rata over five years of service and have 10-year contractual terms. Restricted shares typically vest pro-rata over a five year period, 20% per year beginning one year from the issuance date.

Share amounts related to periods prior to the date of the closing of the Offering on January 16, 2020 have been restated to give retroactive recognition to the 1.1730 exchange ratio applied in the offering.

The following table summarizes stock options activity for the six months ended June 30, 2020:

	Outstanding				Nonvested
			Weighted
		Weighted	Average			Weighted
		Average	Remaining	Aggregate		Average
	Stock Option	Exercise	Contractual	Intrinsic	Number of	Grant Date Fair
	Awards	Price	Term (years)	Value	Options	Value
Balance at December 31, 2019	260,510	$9.20			215,450	$2.83
Granted	46,716	9.10			46,716	2.38
Vested	—	—			—	—
Exercised	—	—			—	—
Forfeited	—	—			—	—
Balance at June 30, 2020	307,226	$9.18	8.72	$—	262,166	$2.75
Exercisable as of June 30, 2020	52,098	$9.19	8.51	$—

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

There were 46,716 options granted during the three months ended June 30, 2020.

The following is a summary of changes in restricted shares for the three months ended June 30, 2020:

		Weighted
		Average
	Number of	Grant Date Fair
	Shares	Value
Nonvested stock awards as of December 31, 2019	90,790	$9.20
Granted	2,500	9.10
Vested	—	—
Forfeited	—	—
Nonvested stock awards as of June 30, 2020	93,290	$9.20

As of June 30, 2020, there was $1.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share option and non-vested share awards) granted under the 2018 Equity Incentive Plan. At June 30, 2020, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 3.64 years.

NOTE 10 – Equity and Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and Total capital to risk-weighted assets and of Tier 1 capital to average assets. It is management’s opinion, as of June 30, 2020, that the Bank meet all applicable capital adequacy requirements.

As of June 30, 2020, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table. There are no conditions or events since June 30, 2020 that management believes have changed the category.

The Bank’s actual capital amounts and ratios are presented in the following tables:

						To Be Well
						Capitalized
						Under Prompt
			For Capital Adequacy			Corrective
	Actual		Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
June 30, 2020
Common Equity Tier 1 capital (to risk‑weighted assets)	$72,831	32.7%	$	≥ 10,030	≥ 4.5%	$	≥ 14,487	≥ 6.5%
Tier 1 capital (to risk‑weighted assets)	72,831	32.7		≥ 13,373	≥ 6.0		≥ 17,831	≥ 8.0
Total capital (to risk‑weighted assets)	75,373	33.8		≥ 17,831	≥ 8.0		≥ 22,288	≥ 10.0
Tier 1 capital (to average assets)	72,831	25.4		≥ 11,488	≥ 4.0		≥ 14,360	≥ 5.0

December 31, 2019
Common Equity Tier 1 capital (to risk‑weighted assets)	$50,446	23.7%	$	≥ 9,591	≥ 4.5%	$	≥ 13,854	≥ 6.5%
Tier 1 capital (to risk‑weighted assets)	50,446	23.7		≥ 12,788	≥ 6.0		≥ 17,051	≥ 8.0
Total capital (to risk‑weighted assets)	52,710	24.7		≥ 17,051	≥ 8.0		≥ 21,313	≥ 10.0
Tier 1 capital (to average assets)	50,446	19.4		≥ 10,400	≥ 4.0		≥ 13,000	≥ 5.0

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

Available for sale securities - Available for sale securities may be classified as Level 1 or Level 2 measurements within the fair value hierarchy. Level 1 securities include equity securities traded on a national exchange. The fair value measurement of a Level 1 security is based on the quoted price of the security. Level 2 securities include U.S. government and agency securities, obligations of states and political subdivisions, corporate debt securities and mortgage related securities. The fair value measurement of a Level 2 security is obtained from an independent pricing service and is based on recent sales of similar securities and other observable market data.

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

Assets measured at fair value on a recurring basis are summarized below:

Recurring Fair Value Measurements Using
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of June 30, 2020
Assets:
Available for sale securities:	$—	$59,076	$—	$59,076

As of December 31, 2019
Assets:
Available for sale securities:	$—	$48,179	$—	$48,179

Information regarding the fair value of assets measured at fair value on a nonrecurring basis follows:

		Nonrecurring Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Instruments	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

As of June 30, 2020
Assets:
Loans	$870	$—	$—	$870
Foreclosed assets	347	—	—	347

As of December 31, 2019
Assets:
Loans	$897	$—	$—	$897
Foreclosed assets	84	—	—	84

Loans with a carrying amount of $1,089 were considered impaired and were written down to their estimated fair value of $870 as of June 30, 2020. Loans with a carrying amount of $1,132 were considered impaired and were written down to their estimated fair value of $897 as of December 31, 2019. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $219 and $235 as of June 30, 2020 and December 31, 2019, respectively.

Foreclosed assets with a carrying amount of $347 and $84 were determined to be at their fair value as of June 30, 2020 and December 31, 2019, respectively.

The following presents quantitative information about nonrecurring Level 3 fair value measurements:

				Range/Weighted
	Fair Value	Valuation Technique	Unobservable Input(s)	Average
As of June 30, 2020
Loans	$870	Market and/or income approach	Management discount on appraised values	10%	-	20%
Foreclosed assets	$347	Market and/or income approach	Management discount on appraised values	10%	-	20%

As of December 31, 2019
Loans	$897	Market and/or income approach	Management discount on appraised values	10%	-	20%
Foreclosed assets	$84	Market and/or income approach	Management discount on appraised values	10%	-	20%

The carrying value and estimated fair value of financial instruments as of June 30, 2020 and December 31, 2019 follow:

	June 30, 2020
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$19,606	$19,606	$—	$—
Available for sale securities	59,076	—	59,076	—
Loans held for sale	1,467	—	1,467	—
Loans	198,673	—	—	202,705
Accrued interest receivable	899	899	—	—
Cash value of life insurance	7,167	—	—	7,167
Other equity investments	780	—	—	780

Financial liabilities:
Deposits	175,081	115,766	—	59,315
Advance payments by borrowers for taxes and insurance	827	827	—	—
FHLB advances	13,500	—	—	13,556
Accrued interest payable	365	365	—	—

	December 31, 2019
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$39,377	$39,377	$—	$—
Available for sale securities	48,179	—	48,179	—
Loans held for sale	200	—	200	—
Loans	189,291	—	—	190,561
Accrued interest receivable	725	725	—	—
Cash value of life insurance	7,068	—	—	7,068
Other equity investments	780	—	—	780

Financial liabilities:
Deposits	217,252	150,024	—	67,391
Advance payments by borrowers for taxes and insurance	46	46	—	—
FHLB advances	11,500	—	—	11,509
Accrued interest payable	51	51	—	—

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

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

● Statements of our goals, intentions and expectations;

● Statements regarding our business plans, prospects, growth and operating strategies;

● Statements regarding the asset quality of our loan and investment portfolios; and

● Estimates of our risks and future costs and benefits.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

● General economic conditions, either nationally or in our market areas, that are worse than expected;

●	Economic and/or policy changes related to the COVID-19 pandemic;
●	Changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

● Our ability to access cost-effective funding;

● Fluctuations in real estate values and both residential and commercial real estate market conditions;

● Demand for loans and deposits in our market area;

● Our ability to implement and change our business strategies;

● Competition among depository and other financial institutions;

● Inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;

● Adverse changes in the securities or secondary mortgage markets;

● Changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, including as a result of Basel III;

● The impact of the Dodd-Frank Act and the implementing regulations;

● Changes in the quality or composition of our loan or investment portfolios;

● Technological changes that may be more difficult or expensive than expected;

● The inability of third-party providers to perform as expected;

● Our ability to manage market risk, credit risk and operational risk in the current economic environment;

● Our ability to enter new markets successfully and capitalize on growth opportunities;

● Our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

● Changes in consumer spending, borrowing and savings habits;

● Changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

● Our ability to retain key employees;

●	We may face litigation, regulatory enforcement and reputation risk as a result of our participation in the PPP and the risk that the SBA may not fund some or all PPP loan guaranties;
●Our compensation expense associated with equity allocated or awarded to our employees; and
●	Changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Impact of COVID-19

Federal, state and local governments have adopted various statues, regulations, rules and guidelines in order to address the COVID-19 pandemic and the economic effects on individuals and businesses. The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), signed into law on March 27, 2020, encourages financial institutions to meet the financial needs of their customers and has provided financial institutions flexibility in meeting their customers’ needs.

One such provision excludes eligible modifications from TDR reporting, provided the modifications were made in good faith to borrowers who were current prior to any COVID-19 relief. Further, any loans designated as deferred due to COVID-19 do not need to be considered past due because of the deferral. As of June 30, 2020, we had ten commercial customers with loans totaling $15.2 million and two residential customers with loans totaling $763,000 who qualified for deferrals under this program. In total, these deferrals represent 8% of our loan portfolio.

Another of the CARES Act provisions provides for funding programs administered by the Small Business Administration (SBA). One such program is the Paycheck Protection Program (PPP). These loans can be made by SBA certified lenders and are 100% guaranteed by the SBA. The PPP loans are eligible for forgiveness if certain criteria are met, in which event the SBA will make payment to the lender for the forgiven amount. The Bank disbursed a total of 170 of these loans, totaling $14.0 million. Over 80% of these loans were less than $150,000.

Credit issues are a concern for industries hardest hit by the pandemic, most notably, the Arts, Entertainment and Recreation industry and Accommodation and Food Services industry. As of June 30, 2020, the Bank had 22 such loans totaling $6.6 million, or 3.3% of total loans. The Health Care and Social Assistance industry have also been negatively impacted by COVID-19. As of June 30, 2020, the Bank had 41 loans totaling $13.3 million, or 6.7% of total loans. The Bank is well prepared to handle any credit issues that arise based on conservative underwriting practices, strong allowance for loan losses and capital position.

Comparison of Financial Condition at June 30, 2020 and December 31, 2019

Total Assets. Total assets increased $1.2 million, or 0.4%, to $293.4 million at June 30, 2020 from $292.2 million at December 31, 2019. The increase was primarily a result of an increase in net loans of $9.4 million and an increase in available for sale securities of $10.9 million offset by a decrease in fed funds sold of $18.7 million.

Cash and due from banks. Cash and due from banks decreased $1.1 million, or 26.4%, to $3.0 million at June 30, 2020 from $4.1 million at December 31, 2019.

Fed funds sold. Fed funds sold decreased $18.7 million, or 53.0%, to $16.6 million at June 30, 2020 from $35.3 million at December 31, 2019, primarily due to the use of the of cash from stock offering subscriptions in the conversion.

Net Loans. Net loans increased $9.4 million, or 5.0%, to $198.7 million at June 30, 2020 from $189.3 million at December 31, 2019. The increase resulted from the net of increases in commercial real estate loans of $5.8 million, or 8.4%, commercial business loans of $11.7 million, or 85.6% and one-to-four family investor-owned loans of $1.1 million, or 3.9%, offset by decreases of $3.4 million, or 18.5%, in commercial development loans, $845,000, or 2.9%, in one-to-four family owner-occupied loans, $4.1 million, or 13.9%, in multifamily loans and $175,000, or 4.1%, in consumer loans.

During the six months ended June 30, 2020, we sold $11.4 million of one-to-four family owner-occupied residential real estate loans, on a servicing-released basis. Subject to market and economic conditions, management intends to continue this sales activity in future periods to generate gain on sale of loans income.

Available for sale securities. Available for sale securities increased $10.9 million, or 22.6%, to $59.1 million at June 30, 2020 from $48.2 million at December 31, 2019. This was a result of deploying funds received from the stock offering subscriptions.

Other equity investments. Other equity investments remained consistent at $780,000 at June 30, 2020 and December 31, 2019, respectively.

Deposits. Deposits decreased $42.2 million, or 19.4%, to $175.1 million at June 30, 2020 from $217.3 million at December 31, 2019. The decrease resulted primarily from $52.6 million of stock offering subscriptions being included in deposits as of December 31, 2019. In addition, certificates of deposit decreased $8.4 million, or 12.4%, to $58.9 million at June 30, 2020 from $67.2 million at December 31, 2019. Partially offsetting these decreases, noninterest-bearing checking accounts increased $7.1 million, or 34.5%, to $27.9 million at June 30, 2020, compared to $20.7 million at December 31, 2019, interest-bearing checking accounts increased $1.3 million, or 18.8%, to $8.2 million as of June 30, 2020 compared to $6.9 million as of December 31, 2019, money market accounts increased $8.0 million to $54.6 million at June 30, 2020 from $46.7 million as of December 31, 2019, savings accounts increased $2.1 million, or 17.0%, to $14.5 million at June 30, 2020, compared to $12.4 million at December 31, 2019, and health savings accounts increased $306,000, or 2.9%, to $11.0 million at June 30, 2020, compared to $10.7 million at December 31, 2019. Included in the certificates of deposit were brokered deposits of $8 million as of both June 30, 2020 and December 31, 2019.

Borrowings. Borrowings, consisting entirely of FHLB advances, increased by $2.0 million, or 17.4% to $13.5 million at June 30, 2020 compared to $11.5 million at December 31, 2019. The aggregate cost of outstanding advances from the FHLB was 1.82% at June 30, 2020, compared to the Bank’s cost of deposits of 1.32% at that date.

Other liabilities. Other liabilities increased $137,000, or 16.9%, to $1.6 million at June 30, 2020 from $1.5 million at December 31, 2019.

Total Equity. Total equity increased $40.1 million, or 64.8%, to $102.0 million at June 30, 2020 from $61.9 million at December 31, 2019. The increase resulted primarily from net stock offering proceeds of $37.9 million, net income of $772,000, and other comprehensive income of $1.5 million.

Nonperforming Loans, Potential Problem Loans and Foreclosed Properties. We seek to practice early identification of non-accrual and problem loans in order to minimize the Company’s risk of loss. Non-performing loans are defined as non-accrual loans and restructured loans that were 90 days or more past due at the time of their restructure, or when management determines that such classification is warranted. The accrual of interest income is generally discontinued when contractual payments have become 90 or more days past due or when management has serious doubts about further collectability of principal or interest. Cash receipts on non-accrual loans are used to reduce principal rather than being recorded as interest income. A TDR typically involves the granting of some concession to the borrower involved in the loan modification, such as modifying the payment schedule or making interest changes. TDR loans may involve loans that have had a charge-off taken against the loan to reduce the carrying amount of the loan to fair market value as determined pursuant to ASC 310-10.

The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ALLL for the periods then ended:

	June 30,	December 31,
	2020 and	2019 and
	Six Months	Twelve Months
	Then	Then
	Ended	Ended

	(in thousands)
Nonperforming assets:
Nonaccrual loans	$1,471	$1,070
Accruing loans past due 90 days or more	—	—
Total nonperforming loans ("NPLs")	$1,471	$1,070
Foreclosed assets	347	84
Total nonperforming assets ("NPAs")	$1,818	$1,154
Troubled Debt Restructurings ("TDRs")	1,443	1,839
Nonaccrual TDRs	1,002	654
Average outstanding loan balance	199,520	197,766
Loans, end of period	201,806	191,742
ALLL, at beginning of period	2,264	2,118
Loans charged off:
Commercial	—	—
Residential real estate and consumer	—	(58)
Total loans charged off	$—	$(58)
Recoveries of loans previously charged off:
Residential real estate and consumer	23	3
Total recoveries of loans previous charged off	23	3
Net loans charged off ("NCOs'")	$23	$(55)
Additions to ALLL via provision for loan losses charged to operations	255	201
ALLL, at end of period	$2,542	$2,264
Ratios:
ALLL to NCOs (annualized)	(5,526.09)%	4,116.36%
NCOs (annualized) to average loans	(0.02)%	0.03%
ALLL to total loans	1.26%	1.18%
NPL to total loans	0.73%	0.56%
NPAs to total assets	0.62%	0.39%
Total Assets	$293,381	$292,218

Total loans past due decreased from $346,000 as of December 31, 2019 to $0 as of June 30, 2020. We believe our credit and underwriting policies continue to support more effective lending decisions by the Company, which increases the likelihood of maintaining loan quality going forward. Moreover, we believe the favorable trends regarding our nonperforming loans and nonperforming assets reflect our continued adherence to improved underwriting criteria and practices. We believe our current ALLL is adequate to cover probable losses in our current loan portfolio.

Non-performing loans of $1.4 million as of June 30, 2020, which included $1.0 million of non-accrual trouble debt restructured loans, reflected an increase of $401,000 from the non-performing loan balance as of December 31, 2019.

Our non-performing assets were $1.8 million at June 30, 2020, or 0.62% of total assets, compared to $1.2 million, or 0.39% of total assets as of December 31, 2019.

Foreclosed assets increased $263,000 to $347,000 as of June 30, 2020, compared to $84,000 as of December 31, 2019. We strive to aggressively liquidate foreclosed assets as a part of our overall credit risk management strategy.

Comparison of Operating Results for the Six Months Ended June 30, 2020 and June 30, 2019

General. We had net income of $772,000 for the six months ended June 30, 2020, compared to net income of $637,000 for the six months ended June 30, 2019, an increase of $135,000, or 21.2%. The increase in net income was the net effect of an increase in net interest income after provision for loan losses of $395,000, or 9.9%, an increase in noninterest income of $52,000, or 12.7%, offset in part by an increase in noninterest expense of $293,000, or 8.2%, and an increase in income taxes of $19,000, or 9.4%.

Interest and dividend income. Interest and dividend income increased $71,000, or 1.3%, to $5.6 million for the six months ended June 30, 2020 from $5.6 million for the six months ended June 30, 2019. The increase was primarily attributable to a $76,000 increase in interest on available for sale securities and interest-bearing deposits. The average balance of those line items increased $14.7 million period over period. This was partially offset by a decrease in interest on loans of $5,000, due to a decrease in the average balance of loans of $726,000 period over period.

Interest Expense. Interest expense decreased $424,000, or 30.0%, to $987,000 for the six months ended June 30, 2020, from $1.4 million for the six months ended June 30, 2019. Interest expense on interest-bearing deposits decreased $354,000, or 28.7%, period to period. The average cost of our interest-bearing deposits decreased 19 basis points to 1.32% from 1.51%, while the average balance of interest-bearing deposits decreased by $30.4 million, or 28.7%, during the same period. Interest expense on borrowings, consisting entirely of FHLB advances, decreased $70,000, or 39.1%, to $109,000 during the six months ended June 30, 2020 from $179,000 during the six months ended June 30, 2019, as the average balance of borrowings decreased $4.5 million to $12.0 million for the six month period ended June 30, 2020 from $16.5 million for the six months ended June 30, 2019, and the cost of borrowings decreased 34 basis points to 1.82% from 2.16% for the six months ended June 30, 2020 and 2019, respectively.

Net Interest Income. Net interest income increased $495,000, or 11.9%, to $4.6 million for the six months ended June 30, 2020 from $4.1 million for the six months ended June 30, 2019. Average net interest-earning assets increased $49.1 million to $116.4 million for 2020 from $67.3 million for 2019 due to the investment of funds received from the stock offering. Our net interest rate spread increased to 2.94% for the six months ended June 30, 2020 from 2.93% for the six months ended June 30, 2019, and our net interest margin increased to 3.55% for the first half of 2020 from 3.35% for the same period of 2019.

Provision for Loan Losses. We recorded a provision for loan losses of $255,000 for the six months ended June 30, 2020, compared to a $155,000 provision for the six months ended June 30, 2019. The allowance for loan losses increased to $2.5 million, or 1.26% of total loans, at June 30, 2020 compared to $2.3 million, or 1.18% of total loans, at December 31, 2019. Classified (substandard, doubtful and loss) loans increased to $1.5 million at June 30, 2020 from $638,000 at December 31, 2019. Total nonperforming loans increased to $1.5 at June 30, 2020 from $1.1 million at December 31, 2019. Net recoveries for the six months ended June 30, 2020 were $23,000, compared to net charge-offs of $21,000 for the six months ended June 30, 2019. At June 30, 2020, all of the nonperforming loans were contractually current.

Noninterest Income. Noninterest income increased $52,000, or 12.7% for the six months ended June 30, 2020 to $463,000, compared to $411,000 for the same period in the prior year. The increase was primarily due to a net gain on sale of securities of $15,000, increase in service charges and other fee income of $4,000, an increase in other noninterest income of $50,000 for the period. These gains were partially offset by a $21,000 decrease in net gain on sale of loans.

Noninterest Expense. Noninterest expense increased $293,000, or 8.2%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase was due primarily to an increase of $152,000, or 7.6%, in salaries and employee benefits, $41,000, or 11.9%, in data processing expenses, $16,000, or 62.5%, in professional fees and $16,000, or 4.5%, in other operating expenses for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. These increases were offset in part by decreases of $27,000, or 17.2%, in technology expense and $25,000, or 5.2%, in occupancy and equipment expenses.

Income Tax Expense. We recorded an income tax expense of $221,000 for the six months ended June 30, 2020 compared to $202,000 for the six months ended June 30, 2019, an increase of $19,000, or 9.4%, due to an increase in income before income taxes of $154,000.

Average balances and yields. The following tables sets forth average balance sheets, average yields and costs and certain other information at and for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	For the Three Months Ended June 30,
	2020			2019
	Average			Average
	Outstanding			Outstanding		Yield/
	Balance	Interest	Yield/ Rate	Balance	Interest	Rate

	(in thousands)			(in thousands)
Interest-earning assets:
Loans	$204,329	$2,505	4.90%	$199,235	$2,497	5.01%
Available for sale securities	56,390	311	2.21%	43,501	286	2.63%
Interest-bearing deposits	18,187	2	0.04%	2,486	13	2.09%
Other equity investments	780	—	-%	638	8	5.02%
Total interest-earning assets	279,686	2,818	4.03%	245,860	2,804	4.56%
Noninterest-earning assets	11,304			15,891
Allowance for loan losses	(2,504)			(2,219)
Total assets	$288,486			$259,532

Interest-bearing liabilities:
Demand accounts	$7,576	8	0.42%	$8,662	26	1.20%
Money market accounts	51,686	91	0.70%	40,373	132	1.31%
Savings accounts	14,339	5	0.14%	13,755	4	0.12%
Health savings accounts	10,929	5	0.18%	11,199	8	0.29%
Certificates of deposit	49,581	286	2.31%	87,112	463	2.13%
Total interest-bearing deposits	134,111	395	1.18%	161,101	633	1.57%
Borrowings	12,511	48	1.53%	16,492	91	2.21%
Total interest-bearing liabilities	146,622	443	1.21%	177,593	724	1.63%
Noninterest-bearing deposits	54,325			18,790
Other non-interest bearing liabilities	13,127			2,188
Total liabilities	214,074			198,571
Equity	74,412			60,961
Total liabilities and equity	$288,486			$259,532
Net interest income		2,375			2,080
Net interest rate spread(1)			2.82%			2.93%
Net interest-earning assets(2)	133,064			68,267
Net interest margin(3)			3.40%			3.38%
Average of interest-earning assets to interest-bearing liabilities	191%			138%

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.

	For the Six Months Ended June 30,
	2020			2019
	Average			Average
	Outstanding			Outstanding		Yield/
	Balance	Interest	Yield/ Rate	Balance	Interest	Rate

	(in thousands)			(in thousands)
Interest-earning assets:
Loans	$199,520	$4,940	4.95%	$200,246	$4,945	4.94%
Available for sale securities	52,947	599	2.26%	43,579	563	2.58%
Interest-bearing deposits	7,876	64	1.63%	2,540	29	2.28%
Other equity investments	780	22	5.64%	642	17	5.30%
Total interest-earning assets	261,123	5,625	4.31%	247,007	5,554	4.50%
Noninterest-earning assets	26,799			16,683
Allowance for loan losses	(2,352)			(2,182)
Total assets	$285,570			$260,885

Interest-bearing liabilities:
Demand accounts	$7,185	18	0.50%	$9,168	57	1.24%
Money market accounts	48,964	224	0.91%	40,785	243	1.19%
Savings accounts	13,612	9	0.13%	14,245	9	0.13%
Health savings accounts	10,920	13	0.24%	11,284	17	0.30%
Certificates of deposit	52,069	614	2.36%	87,689	906	2.07%
Total interest-bearing deposits	132,750	878	1.32%	163,171	1,232	1.51%
Borrowings	12,005	109	1.82%	16,544	179	2.16%
Total interest-bearing liabilities	144,755	987	1.36%	179,715	1,411	1.57%
Noninterest-bearing deposits	57,735			18,256
Other non-interest bearing liabilities	12,659			1,406
Total liabilities	215,149			199,377
Equity	70,421			60,835
Total liabilities and equity	$285,570			$260,885
Net interest income		4,638			4,143
Net interest rate spread(1)			2.94%			2.93%
Net interest-earning assets(2)	116,368			67,292
Net interest margin(3)			3.55%			3.35%
Average of interest-earning assets to interest-bearing liabilities	180.00%			137%

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.

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

	For Three Months Ended June 30,
	2020 vs.2019
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$64	(56)	$8
Available for sale securities	85	(60)	25
Interest-bearing deposits	82	(93)	(11)
Other equity investments	2	(10)	(8)
Total interest-earning assets	$233	$(219)	$14

Interest-bearing liabilities:
Demand accounts	$(3)	$(15)	$(18)
Money market accounts	37	(78)	(41)
Savings accounts	—	1	1
Health savings accounts	—	(3)	(3)
Certificates of deposit	(199)	22	(177)
Total deposits	$(165)	$(73)	$(238)
Borrowings	(22)	(21)	(43)
Total interest-bearing liabilities	(187)	(94)	(281)
Change in net interest income	$420	$(125)	$295

	For Six Months Ended June 30,
	2020 vs. 2019
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$(18)	$13	$(5)
Available for sale securities	121	(85)	36
Interest-bearing deposits	61	(26)	35
Other equity investments	4	1	5
Total interest-earning assets	$168	$(97)	$71

Interest-bearing liabilities:
Demand accounts	$(12)	$(27)	$(39)
Money market accounts	49	(68)	(19)
Savings accounts	—	—	—
Health savings accounts	(1)	(3)	(4)
Certificates of deposit	(368)	76	(292)
Total deposits	$(332)	$(22)	$(354)
Borrowings	(49)	(21)	(70)
Total interest-bearing liabilities	(381)	(43)	(424)
Change in net interest income	$549	$(54)	$495

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans and proceeds from maturities of securities. We also have the ability to borrow from the FHLB-Chicago. At June 30, 2020, we had $13.5 million outstanding in advances from the FHLB-Chicago. At June 30, 2020 we had $3.4 million available additional FHLB-Chicago advances based on the FHLB stock owned.

Additionally, at June 30, 2020 we had a $7 million federal funds rate line of credit with the Bankers’ Bank of Wisconsin, of which $0 was drawn at June 30, 2020.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our most liquid assets are cash and cash equivalents and available-for-sale investment securities. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period.

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

At June 30, 2020, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $72.8 million, or 25.4% of adjusted total assets, which is above the well-capitalized required level of $14.4 million, or 5.0%; and total risk-based capital of $75.4 million, or 33.8% of risk-weighted assets, which is above the well-capitalized required level of $22.3 million, or 10.0%. Management is not aware of any conditions or events since June 30, 2020, that would change our category.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4.       Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Principal Financial Officier, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2020. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2020, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.        Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at June 30, 2020, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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
101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to pre-effective amendment No. 1 to the Registration Statement on Form S-1 (file no. 333-233740), filed on November 1, 2019.
(2)	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-233740), filed on September 13, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FFBW, Inc.

Date: August 6, 2020	By:	/s/ Edward H. Schaefer
Edward H. Schaefer
President and Chief Executive Officer

Date: August 6, 2020	By:	/s/ Edward H. Schaefer
Edward H. Schaefer
Principal Financial Officer