Form 10-Q
period 2020-09-30
FFBW, Inc. /MD/
filed 2020-11-04
CIK 1787384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020.

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

As of November 4, 2020, there were 7,707,375 issued and outstanding shares of the Registrant’s Common Stock.

FFBW, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.    Financial Statements

FFBW, Inc.

Balance Sheets

September 30, 2020 (Unaudited) and December 31, 2019

(In thousands, except share data)

	September 30,	December 31,
	2020	2019
Assets
Cash and due from banks	$5,285		$4,101
Fed funds sold	2,154		35,276
Cash and cash equivalents	7,439		39,377
Available for sale securities, stated at fair value	60,565		48,179
Loans held for sale	776		200
Loans, net of allowance for loan and lease losses of $2,604 and $2,264, respectively	202,642		189,291
Premises and equipment, net	4,615		4,807
Foreclosed assets	—		84
Other equity investments	780		780
Accrued interest receivable	996		725
Cash value of life insurance	7,220		7,068
Other assets	754		1,707
TOTAL ASSETS	$285,787		$292,218

Liabilities and Equity

Deposits	$166,115		$217,252
Advance payments by borrowers for taxes and insurance	910		46
FHLB advances	14,500		11,500
Accrued interest payable	436		51
Other liabilities	1,177		1,499
Total liabilities	$183,138		$230,348
Preferred stock ($0.01 par value, 50,000,000 authorized, no shares issued or outstanding as of September 30, 2020 and December 31, 2019, respectively)	$—	$—	—
Common stock ($0.01 par value, 100,000,000 authorized, 7,707,375 and 7,867,008 issued and 7,707,375 and 7,702,478 shares outstanding as of September 30, 2020 and December 31, 2019, respectively) (1)	77		67
Additional paid in capital	69,039		28,672
Unallocated common stock of Employee Stock Ownership Plan ("ESOP") (587,667 and 270,192 shares at September 30, 2020 and December 31, 2019, respectively) (1)	(5,888)		(2,303)
Retained earnings	37,878		36,551
Accumulated other comprehensive income (loss), net of income taxes	1,543		344
Less treasury stock, 0 and 164,530 shares at cost, at September 30, 2020 and December 31, 2019, respectively (1)	—		(1,461)
Total equity	$102,649		$61,870
TOTAL LIABILITIES AND EQUITY	$285,787		$292,218
(1)	Share and per share amounts related to periods prior to the date of the completion of the Conversion (January 16, 2020) have been restated to give retroactive recognition to the exchange ratio applied to the Conversion (1.1730 to one).

See accompanying notes to financial statements.

FFBW, Inc.

Statements of Income

Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest and dividend income:
Loans, including fees	$2,325	$2,499	$7,265	$7,444
Securities
Taxable	268	285	825	842
Tax-exempt	46	5	88	11
Other	45	23	131	69

Total interest and dividend income	2,684	2,812	8,309	8,366

Interest Expense:
Interest-bearing deposits	307	631	1,185	1,863
Borrowed funds	40	88	149	267

Total interest expense	347	719	1,334	2,130

Net interest income	2,337	2,093	6,975	6,236
Provision for loan losses	60	45	315	200

Net interest income after provision for loan losses	2,277	2,048	6,660	6,036

Noninterest income:
Service charges and other fees	71	63	174	162
Net gain on sale of loans	150	82	297	250
Net gain (loss) on sale of securities	—	—	15	(3)
Increase in cash surrender value of insurance	49	50	148	148
Other noninterest income	23	23	122	72

Total noninterest income	293	218	756	629

Noninterest expense:
Salaries and employee benefits	1,077	1,082	3,232	3,210
Occupancy and equipment	210	223	669	707
Data processing	236	172	621	516
Technology	68	74	198	231
Foreclosed assets, net	1	3	4	5
Professional fees	159	110	439	326
Other noninterest expense	187	111	557	340

Total noninterest expense	1,938	1,775	5,720	5,335

Income before income taxes	632	491	1,696	1,330
Provision for income taxes	148	121	369	323

Net income	$484	$370	$1,327	$1,007

Earnings per share
Basic	$0.07	$0.05	$0.19	$0.13
Diluted	$0.07	$0.05	$0.19	$0.13

See accompanying notes to financial statements.

FFBW, Inc.

Statement of Comprehensive Income

Three and Nine Months Ended September 30, 2020 and 2019, (Unaudited)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$484	$370	$1,327	$1,007
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	44	306	1,659	1,438
Reclassification adjustment for (gains) losses realized in net income	—	—	(15)	3
Other comprehensive income before tax effect	44	306	1,644	1,441
Tax effect of other comprehensive income items	(13)	(83)	(445)	(390)
Other comprehensive income, net of tax	31	223	1,199	1,051
Comprehensive income	$515	$593	$2,526	$2,058

See accompanying notes to financial statements.

FFBW, Inc.

Statement of Changes in Equity

For the Nine Months Ended September 30, 2020 and 2019, (Unaudited)

(In thousands, except share data)

				Unallocated		Accumulated
	Number		Additional	Common		Other
	of	Common	Paid-In	Stock of	Retained	Comprehensive	Treasury
	Shares	Stock	Capital	ESOP	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2018	6,696,742	$67	$28,326	$(2,433)	$34,995	$(593)	$—	$60,362
Net income	—	—	—	—	1,007	—	—	1,007
ESOP shares committed to be released ( 9,720 shares)	—	—	5	97	—	—	—	102
Stock based compensation expense	—	—	249	—	—	—	—	249
Other comprehensive loss	—	—	—	—	—	1,051	—	1,051
Repurchase of common stock	(29,436)	—	—	—	—	—	(1,461)	(1,461)
Balance at September 30, 2019	6,667,306	$67	$28,580	$(2,336)	$36,002	$458	$(1,461)	$61,310

Balance at December 31, 2019	7,702,478	$67	$28,672	$(2,303)	$36,551	$344	$(1,461)	$61,870
Corporate Reorganization:
Conversion of FFBW, Inc. (net of costs of $1.2 million)	2,397	10	41,490					41,500
Purchase of 341,485 shares of ESOP				(3,814)				(3,814)
Treasury stock retired			(1,461)				1,461	—
Contribution of FFBW, MHC			99					99
Net income					1,327			1,327
ESOP shares committed to be released (22,941 shares)			(34)	229				195
Stock based compensation expense	2,500		273					273
Other comprehensive income						1,199		1,199
Balance at September 30, 2020	7,707,375	$77	$69,039	$(5,888)	$37,878	$1,543	$—	$102,649

See accompanying notes to financial statements.

FFBW, Inc.

Statements of Cash Flows

For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)

(In thousands)

	Nine months ended
	September 30,
	2020	2019
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$1,327	$1,007
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	315	200
Depreciation	230	265
Net accretion of loan portfolio discount and deposit premium	(39)	(80)
Net amortization on securities available for sale	305	283
(Gain) loss on sales and impairments of foreclosed assets	(11)	(7)
(Gain) loss on sale of available for sale securities	(15)	3
Increase in cash surrender value of life insurance	(148)	(148)
ESOP compensation	195	102
Stock based compensation	273	249
Changes in operating assets and liabilities:
Accrued interest receivable	(271)	2
Loans held for sale	(576)	(439)
Other assets	494	(239)
Accrued interest payable	385	770
Other liabilities	(322)	(18)
Net cash provided by operating activities	$2,142	$1,950
Cash flows from investing activities:
Proceeds from sales of available for sale securities	$1,017	$4,837
Maturities, calls, paydowns on available for sale securities	12,264	4,027
Purchases of available for sale securities	(24,314)	(8,561)
Net (increase) decrease in loans	(13,963)	5,195
Purchases of premises and equipment	(38)	(26)
Proceeds from redemption of FHLB stock	—	215
Purchase of Bankers' Bank stock	—	(206)
Proceeds from sale of foreclosed assets	442	76
Cash received in MHC merger	99	—
Net cash provided by (used in) investing activities	$(24,493)	$5,557
Cash flows from financing activities:
Net decrease in deposits	$(51,137)	$(4,519)
Net increase in advance payments by borrowers for taxes and insurance	864	1,070
Repayments of FHLB advances	(6,000)	(2,900)
Proceeds from FHLB advances	9,000	—
Repurchase of common stock	—	(1,461)
Purchase of shares of ESOP	(3,814)	—
Net proceeds from issuance of common stock	41,500	—
Net cash used in financing activities	$(9,587)	$(7,810)
Net increase (decrease) in cash and cash equivalents	$(31,938)	$(303)
Cash and cash equivalents at beginning	39,377	4,488
Cash and cash equivalents at end	$7,439	$4,185

Supplemental Cash Flow Disclosures:
Cash paid for interest	$855	$1,360
Cash paid for income taxes	696	343
Loans transferred to foreclosed assets	347	84

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

In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the Financial Statements and notes thereto for the year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission (“SEC”) as part of FFBW, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

NOTE 2 - Summary of Significant Accounting Policies

Organization

From October 2017 until January 2020, as discussed below, we operated in a two-tier mutual holding company structure. FFBW, Inc. (the “Old FFBW”) was a federal corporation that was the publicly traded stock holding company of First Federal Bank of Wisconsin (the “Bank”).  At December 31, 2019, the Old FFBW had 7,702,478 shares of common stock outstanding, of which 3,436,424 shares, or 44.6%, were owned by the public, including 29,325 shares owned by FFBW Community Foundation, and the remaining 4,266,054 shares were held by FFBW, MHC (the “MHC”), a federally chartered mutual holding company and former parent company of Old FFBW.

At December 31, 2019, the significant assets of Old FFBW consisted of the capital stock of the Bank. The liabilities of Old FFBW were insignificant. Old FFBW was subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended. Old FFBW was subject to regulation and examination by the Board of Governors of the Federal Reserve System (“the Federal Reserve Board”).

First Federal Bank of Wisconsin is a community bank headquartered in Waukesha, Wisconsin that provides financial services to individuals and businesses from our offices in Waukesha, Brookfield and the Bay View neighborhood of Milwaukee.

FFBW, Inc. (“The Company”), a Maryland corporation that was organized in September 2019, is a savings and loan holding company headquartered in Waukesha, Wisconsin. The Company was formed to be the successor to Old FFBW upon completion of the second step mutual-to-stock conversion (the “Conversion”) of the MHC. Prior to completion of the Conversion, approximately 55.4% of the shares of common stock of Old FFBW were owned by the MHC. In conjunction with the Conversion, the MHC and Old FFBW merged into the Company. The Conversion was completed on January 16, 2020. In the Conversion, the Company sold 4,268,570 shares of common stock at $10.00 per share, for net proceeds of approximately $37.9 million (including purchase of 341,485 ESOP shares), and issued 3,436,430 shares of common stock in exchange for the shares of common stock of the Company, a federal corporation, Old FFBW owned by stockholders of Old FFBW, other than FFBW, MHC, as of the effective date of the conversion.  As a result of the conversion, FFBW, MHC and Old FFBW have ceased to exist.

The Conversion was conducted pursuant to the MHC’s Plan of Conversion. The Plan of Conversion provided for the establishment, upon the completion of the Conversion, of special “liquidation accounts” for the benefit of certain depositors of the Bank in an amount equal to the MHC’s ownership interest in the stockholders’ equity of Old FFBW as of the date of the latest balance sheet contained in the prospectus plus the MHC’s net assets (excluding its ownership of the Company). Following the completion of the Conversion, the Company and the Bank are not permitted to pay dividends on their capital stock if the shareholders' equity of the Company, or the shareholder's equity of the Bank, would be reduced below the amount of the liquidation accounts. The liquidation accounts will be reduced annually to the extent that eligible accountholders have reduced their qualifying deposits. Subsequent increases will not restore an eligible accountholder's interest in the liquidation accounts. Direct costs of the conversion and public offering, totaling approximately $1.2 million, have been applied against the proceeds from the shares sold in the public offering.

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

Other Comprehensive Income

Other comprehensive income is shown on the statements of comprehensive income. The Company’s accumulated other comprehensive income is composed of the unrealized gains (losses) on securities available for sale, net of tax and is shown on the statements of changes in equity. Reclassification adjustments out of other comprehensive income for losses realized on sales of securities available for sale comprise the entire balance of “net loss on sale of securities” on the statements of operations.

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

Subsequent Events

On October 14, 2020 the Office of the Comptroller of the Currency approved the Bank’s application to purchase for cash substantially all of the assets and substantially all of the liabilities of Mitchell Bank, a Wisconsin-chartered commercial bank headquartered in Milwaukee, Wisconsin. The Bank anticipates closing the transaction late in the fourth quarter of 2020.

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

The following table presents the earnings per share calculations for the three and nine months ended September 30:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$484	$370	$1,327	$1,007
Basic potential common shares
Weighted average shares outstanding	7,707,375	7,719,070	7,706,025	7,787,302
Weighted average unallocated Employee Stock Ownership Plan Shares	(591,355)	(276,500)	(600,277)	(280,263)
Basic weighted average shares outstanding	7,116,020	7,442,570	7,105,748	7,507,039
Dilutive potential common shares	—	—	83	4,482
Dilutive weighted average shares outstanding	7,116,020	7,442,570	7,105,831	7,511,521

Basic earnings per share	$0.07	$0.05	$0.19	$0.13
Diluted earnings per share	$0.07	$0.05	$0.19	$0.13

NOTE 4 – Available for Sale Securities

Amortized costs and fair values of available for sale securities are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2020
Obligations of the US government and US government sponsored agencies	$759	$40	$—	$799
Obligations of states and political subdivisions	15,505	567	(24)	16,048
Mortgage-backed securities	38,856	1,434	(35)	40,255
Certificates of deposit	750	46	—	796
Corporate debt securities	2,581	86	—	2,667
Total available for sale securities	$58,451	$2,173	$(59)	$60,565

December 31, 2019
Obligations of the US government and US government sponsored agencies	$944	$14	$—	$958
Obligations of states and political subdivisions	8,590	36	(21)	8,605
Mortgage-backed securities	35,095	486	(99)	35,482
Certificates of deposit	1,000	17	—	1,017
Corporate debt securities	2,080	37	—	2,117
Total available for sale securities	$47,709	$590	$(120)	$48,179

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

The following table presents the portion of the Company’s portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2020
Obligations of states and political subdivisions	$1,936	$(24)	$—	$—	$1,936	$(24)
Mortgage-backed securities	4,693	(28)	837	(7)	5,530	(35)
Corporate debt securities	254	—	—	—	254	—
Total	$6,883	$(52)	$837	$(7)	$7,720	$(59)
December 31, 2019
Obligations of states and political subdivisions	$2,569	$(17)	$1,059	$(4)	$3,628	$(21)
Mortgage-backed securities	7,604	(57)	4,372	(42)	11,976	(99)
Total	$10,173	$(74)	$5,431	$(46)	$15,604	$(120)

At September 30, 2020, the investment portfolio included five securities available for sale, which had been in an unrealized loss position for greater than twelve months, and 13 securities available for sale, which had been in an unrealized loss position for less than twelve months. At December 31, 2019, the investment portfolio included 14 securities available for sale, which had been in an unrealized loss position for greater than twelve months, and 18 securities available for sale, which had been in an unrealized loss position for less than twelve months. Because these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. These unrealized losses are considered temporary because the Company does not currently have the intent to sell the securities before recovery of the losses; therefore we expect to collect all contractually due amounts from these securities. Accordingly, these investments were reduced to their fair values through accumulated other comprehensive income, not through earnings.

We regularly assess our securities portfolio for OTTI. These assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities and the likelihood that we will have to sell securities prior to expected recovery. We did not have any impairment losses recognized in earnings for the nine months ended September 30, 2020 or September 30, 2019.

The amortized cost and fair value of available for sale securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities in mortgage-backed securities since the anticipated maturities are not readily determinable. Therefore, these securities are not included in the maturity categories in the following maturity summary listed below:

	September 30, 2020
	Amortized Cost	Fair Value
Due in one year or less	$671	$672
Due after one year through 5 years	3,906	4,097
Due after 5 years through 10 years	7,708	8,123
Due after 10 years	7,310	7,418
Subtotal	$19,595	$20,310
Mortgage-backed securities	38,856	40,255
Total	$58,451	$60,565

Proceeds from sales of available for sale securities during the nine months ended September 30, 2020 and 2019 were $1,017 and $4,837, respectively. Gross realized gains on these sales amounted to $17 and $22, while gross realized losses on these sales were $2 and $25, respectively.

Available for sale securities with a carrying value of $1,048 and $1,016 were pledged at September 30, 2020 and December 31, 2019, respectively.

NOTE 5 - Loans

Major classifications of loans are as follows:

	September 30,	December 31,
	2020	2019
Commercial
Development	$17,189	$18,222
Real estate	74,283	68,621
Commercial and industrial	24,414	13,681
Residential real estate and consumer
One-to-four family owner-occupied	27,891	29,380
One-to-four family investor-owned	29,577	28,077
Multifamily	29,165	29,531
Consumer	3,254	4,230
Subtotal	$205,773	$191,742
Deferred loan fees	(527)	(187)
Allowance for loan losses	(2,604)	(2,264)
Net loans	$202,642	$189,291

Deposit accounts in an overdraft position and reclassified as loans approximated $2 and $6 at September 30, 2020 and December 31, 2019, respectively.

A summary of the activity in the allowance for loan losses by portfolio segment is as follows:

		Residential real
		estate
Three Months Ended	Commercial	and consumer	Total

Balance at June 30, 2020	$1,552	$990	$2,542
Provision for loan losses	376	(316)	60
Loans charged off	—	—	—
Recoveries of loans previously charged off	1	1	2
Balance at September 30, 2020	$1,929	$675	$2,604

Balance at June 30, 2019	$1,053	$1,199	$2,252
Provision for loan losses	44	1	45
Loans charged off	—	(36)	(36)
Recoveries of loans previously charged off	—	1	1
Balance at September 30, 2019	$1,097	$1,165	$2,262

		Residential real
		estate
Nine Months Ended	Commercial	and consumer	Total

Balance at December 31, 2019	$1,251	$1,013	$2,264
Provision for loan losses	658	(343)	315
Loans charged off	—	—	—
Recoveries of loans previously charged off	20	5	25
Balance at September 30, 2020	$1,929	$675	$2,604

Balance at December 31, 2018	$940	$1,178	$2,118
Provision for loan losses	157	43	200
Loans charged off	—	(57)	(57)
Recoveries of loans previously charged off	—	1	1
Balance at September 30, 2019	$1,097	$1,165	$2,262

Information about how loans were evaluated for impairment and the related allowance for loan losses follows:

		Residential Real
		Estate and
September 30, 2020	Commercial	Consumer	Total
Loans:
Individually evaluated for impairment	$714	$1,634	$2,348
Collectively evaluated for impairment	144,337	59,088	203,425
Total loans	$145,051	$60,722	$205,773

Allowance for loan losses:
Individually evaluated for impairment	$300	$—	$300
Collectively evaluated for impairment	1,629	675	2,304
Total allowance for loan losses	$1,929	$675	$2,604

		Residential Real
		Estate and
December 31, 2019	Commercial	Consumer	Total
Loans:
Individually evaluated for impairment	$798	$1,457	$2,255
Collectively evaluated for impairment	99,726	89,761	189,487
Total loans	$100,524	$91,218	$191,742

Allowance for loan losses:
Individually evaluated for impairment	$158	$77	$235
Collectively evaluated for impairment	1,093	936	2,029
Total allowance for loan losses	$1,251	$1,013	$2,264

Information regarding impaired loans follows:

	Principal	Recorded	Related	Average	Interest
As of September 30, 2020	Balance	Investment	Allowance	Investment	Recognized
Loans with related allowance for loan losses:
Commercial
Commercial and industrial	$712	$704	$300	$713	$—
Residential real estate and consumer
One-to-four family investor-owned	—	—	—	—	—
Total loans with related allowance for loan losses	712	704	300	713	—
Loans with no related allowance for loan losses:
Commercial
Commercial and industrial	12	10	—	13	—
Residential real estate and consumer
One-to-four family owner-occupied	913	910	—	916	3
One-to-four family investor-owned	738	665	—	742	—
Consumer	60	60	—	63	—
Total loans with no related allowance for loan losses	1,723	1,645	—	1,734	3

Total impaired loans	$2,435	$2,349	$300	$2,447	$3

	Principal	Recorded	Related	Average	Interest
As of December 31, 2019	Balance	Investment	Allowance	Investment	Recognized
Loans with related allowance for loan losses:
Commercial
Commercial and industrial	$729	$729	$158	$740	$19
Residential real estate and consumer
One-to-four family investor-owned	415	403	77	412	—
Total loans with related allowance for loan losses	1,144	1,132	235	1,152	19
Loans with no related allowance for loan losses:
Commercial
Commercial and industrial	73	69	—	77	5
Residential real estate and consumer
One-to-four family owner-occupied	795	744	—	754	5
One-to-four family investor-owned	243	221	—	231	—
Consumer	114	89	—	98	—
Total loans with no related allowance for loan losses	1,225	1,123	—	1,160	10

Total impaired loans	$2,369	$2,255	$235	$2,312	$29

There were no additional funds committed to impaired loans as of September 30, 2020 or December 31, 2019.

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

Information regarding the credit quality indicators most closely monitored for commercial loans by class follows:

		Special
	Pass	Mention	Substandard	Doubtful	Totals
September 30, 2020
Development	$17,189	$—	$—	$—	$17,189
Real estate	73,652	—	—	—	73,652
Commercial and industrial	24,249	—	795	—	25,044
One-to-four family investor-owned	28,994	—	658	—	29,652
Multifamily	29,165	—	—	—	29,165
Totals	$173,249	$—	$1,453	$—	$174,702
December 31, 2019
Development	$18,222	$—	$—	$—	$18,222
Real estate	68,036	585	—	—	68,621
Commercial and industrial	10,888	2,779	14	—	13,681
One-to-four family investor-owned	27,453	—	624	—	28,077
Multifamily	29,531	—	—	—	29,531
Totals	$154,130	$3,364	$638	$—	$158,132

Residential real estate and consumer loans are generally evaluated based on whether or not the loan is performing according to the contractual terms of the loan.

Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans by class follows:

	Performing	Non-performing	Totals
September 30, 2020
One-to-four family owner-occupied	$27,891	$—	$27,891
Consumer	3,254	—	3,254
	$31,145	$—	$31,145
December 31, 2019
One-to-four family owner-occupied	$28,636	$744	$29,380
Consumer	4,141	89	4,230
	$32,777	$833	$33,610

Loan aging information follows:

		Loans Past Due	Loans Past Due		Nonaccrual
	Current Loans	30-89 Days	90+ Days	Total Loans	Loans
September 30, 2020
Commercial
Development	$17,189	$—	$—	$17,189	$—
Real estate	74,283	—	—	74,283	—
Commercial and industrial	24,414	—	—	24,414	795
Residential real estate and consumer
One-to-four family owner-occupied	27,732	159	—	27,891	—
One-to-four family investor-owned	29,577	—	—	29,577	658
Multifamily	29,165	—	—	29,165	—
Consumer	3,254	—	—	3,254	—
Total	$205,614	$159	$—	$205,773	$1,453

		Loans Past Due	Loans Past Due		Nonaccrual
	Current Loans	30-89 Days	90+ Days	Total Loans	Loans
December 31, 2019
Commercial
Development	$18,222	$—	$—	$18,222	$—
Real estate	68,621	—	—	68,621	—
Commercial and industrial	13,681	—	—	13,681	14
Residential real estate and consumer
One-to-four family owner-occupied	29,034	—	346	29,380	346
One-to-four family investor-owned	28,077	—	—	28,077	624
Multifamily	29,531	—	—	29,531	—
Consumer	4,230	—	—	4,230	86
Total	$191,396	$—	$346	$191,742	$1,070

There are no loans 90 or more days past due and accruing interest as of September 30, 2020 or December 31, 2019.

When, for economic or legal reasons related to the borrower’s financial difficulties, the Company grants a concession to the borrower that the Company would not otherwise consider, the modified loan is classified as a troubled debt-restructuring. Loan modifications may consist of forgiveness of interest and/or principal, a reduction of the interest rate, allowing interest-only payments for a period of time and/or extending amortization terms. During the nine months ended and as of September 30, 2020, there were no new troubled debt restructurings. No troubled debt restructurings defaulted within 12 months of their modification date during the nine months ended September 30, 2020. During the year ended and as of December 31, 2019, there were two commercial and industrial loans totaling $729 and three one-to-four family owner-occupied loans totaling $285 that were restructured. $0 was charged to the allowance for loan losses related to these loans. No troubled debt restructurings defaulted within 12 months of their modifications during the year ended December 31, 2019.

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, an additional provision for loan losses may be necessary.

NOTE 6 - Deposits

The composition of deposits are as follows:

	September 30,	December 31,
	2020	2019

Non-interest bearing checking	$27,156	$20,733
Interest bearing checking	8,612	6,941
Money market	55,451	46,673
Statement savings accounts	11,392	12,359
Health savings accounts	14,542	10,670
Deposits held in escrow for stock subscriptions	—	52,648
Certificates of deposit	48,962	67,228
Total	$166,115	$217,252

Certificates of deposit that meet or exceed the FDIC insurance limit of $250 totaled $10,444 and $21,569 at September 30, 2020 and December 31, 2019, respectively.

The scheduled maturities of certificates of deposit are as follows as of September 30, 2020:

2020	$9,994
2021	29,711
2022	6,814
2023	962
2024	1,106
2025	375

Total	$48,962

NOTE 7– FHLB Advances

FHLB advances consist of the following:

	September 30, 2020		December 31, 2019
	Rates	Amount	Rates	Amount

Fixed rate, fixed term advances	0.0%-1.71%	$10,500	1.62% - 2.70%	$7,500
Fixed term advances with floating spread	1.92% - 2.08%	4,000	1.69% - 2.09%	4,000

		$14,500		$11,500

The following is a summary of scheduled maturities of fixed term FHLB advances as of September 30, 2020:

	Fixed Rate Advances		Adjustable Rate Advances
	Weighted		Weighted		Total
	Average Rate	Amount	Average Rate	Amount	Amount
2020	0.28%	$5,000	1.92%	$2,000	$7,000
2021	—%	4,000	2.08%	2,000	6,000
2022	1.71%	1,500	—%	—	1,500

Total	0.38%	$10,500	2.00%	$4,000	$14,500

Actual maturities may differ from the scheduled principal maturities due to call options on the various advances.

The Company has a master contract agreement with the FHLB that provides for a borrowing up to the lesser of a determined multiple of FHLB stock owned or a determined percentage of the book value of the Company’s qualifying one-to-four family, multifamily and commercial real estate loans. The Company pledged approximately $147,542 and $147,039 of one-to-four family, multifamily, and commercial real estate loans to secure FHLB advances at September 30, 2020 and December 31, 2019, respectively. FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest, such as LIBOR, Federal funds or Treasury Bill rates. Fixed rate advances are priced in reference to market rates of interest at the time of the advance, namely the rates that FHLB pays to borrowers at various maturities. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. FHLB advances are also secured by $574 and $574 of FHLB stock owned by the Company at September 30, 2020 and December 31, 2019, respectively.

At September 30, 2020, the Company’s available and unused portion of this borrowing agreement based on the amount of FHLB stock was $2,416.

In addition, the Company has a $7,000 federal funds line of credit through Bankers’ Bank of Wisconsin, which was not drawn on as of September 30, 2020. The Company also has the authority to borrow through the Federal Reserve’s Discount Window.

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

As shares are committed to be released from collateral and allocated to active participants, the Company reports compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-shares (EPS) computations. During the nine-month periods ended September 30, 2020 and 2019, 22,941 and 9,720 shares were committed to be released, respectively. During the nine months ended September 30, 2020 the average fair value per share of stock was $9.20 resulting in total ESOP compensation expense of $195 for the nine months ended September 30, 2020. During the nine months ended September 30, 2019 the average fair value per share of stock was $10.47 resulting in total ESOP compensation expense of $102 for the nine months ended September 30, 2019. The ESOP shares as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
Shares allocated to active participants	33,569	18,659
Shares committed to be released and allocated to participants	22,941	15,202
Shares distributed	(1,069)	—
Total unallocated shares	588,736	270,192
Total ESOP shares	644,177	304,053
Fair value of unallocated shares (based on $9.36 and $11.55 share price at September 30, 2020 and December 31, 2019, respectively)	$5,511	$3,121

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

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the period shown:

	Nine Months Ended
	September 30,
	2020	2019
Total cost of stock grant plan during the year	$154	$145
Total cost of stock option plan during the year	119	104
Total cost of share-based payment plans during the year	$273	$249

Amount of related income tax benefit recognized in income	$74	$68

Options are granted with an exercise price equal to no less than the market price of the Company’s shares at the date of grant. Those option awards generally vest pro-rata over five years of service and have 10-year contractual terms. Restricted shares typically vest pro-rata over a five year period, 20% per year beginning one year from the issuance date.

Share amounts related to periods prior to the date of the closing of the Offering on January 16, 2020 have been restated to give retroactive recognition to the 1.1730 exchange ratio applied in the offering.

The following table summarizes stock options activity for the nine months ended September 30, 2020:

	Outstanding				Nonvested
			Weighted
		Weighted	Average			Weighted
		Average	Remaining	Aggregate		Average
	Stock Option	Exercise	Contractual	Intrinsic	Number of	Grant Date Fair
	Awards	Price	Term (years)	Value	Options	Value
Balance at December 31, 2019	260,510	$9.20			215,450	$2.83
Granted	46,716	9.10			46,716	2.38
Exercised	—	—			—	—
Forfeited	(32,401)	9.31			—	—
Balance at September 30, 2020	274,825	$9.17	8.47	$—	262,166	$2.75

Vested as of September 30, 2020	44,414	$8.61
Exercisable as of September 30, 2020	52,098	$9.19	8.26	$—

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

There were no options granted during the three months ended September 30, 2020.

The following is a summary of changes in restricted shares for the nine months ended September 30, 2020:

		Weighted
		Average
	Number of	Grant Date Fair
	Shares	Value
Nonvested stock awards as of December 31, 2019	90,790	$9.20
Granted	2,500	9.10
Vested	(18,842)	8.61
Forfeited	(12,960)	9.31
Nonvested stock awards as of September 30, 2020	61,488	$9.35

As of September 30, 2020, there was $1.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share option and non-vested share awards) granted under the 2018 Equity Incentive Plan. At September 30, 2020, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 3.39 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and Total capital to risk-weighted assets and of Tier 1 capital to average assets. It is management’s opinion, as of September 30, 2020, that the Bank met all applicable capital adequacy requirements.

As of September 30, 2020, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table. There are no conditions or events since September 30, 2020 that management believes have changed the category.

The Bank’s actual capital amounts and ratios are presented in the following tables:

						To Be Well
						Capitalized
						Under Prompt
			For Capital Adequacy			Corrective
	Actual		Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
September 30, 2020
Common Equity Tier 1 capital (to risk‑weighted assets)	$73,469	32.9%	$	≥ 10,055	≥ 4.5%	$	≥ 14,524	≥ 6.5%
Tier 1 capital (to risk‑weighted assets)	73,469	32.9		≥ 13,407	≥ 6.0		≥ 17,876	≥ 8.0
Total capital (to risk‑weighted assets)	76,073	34.0		≥ 17,876	≥ 8.0		≥ 22,345	≥ 10.0
Tier 1 capital (to average assets)	73,469	25.9		≥ 11,333	≥ 4.0		≥ 14,167	≥ 5.0

December 31, 2019
Common Equity Tier 1 capital (to risk‑weighted assets)	$50,446	23.7%	$	≥ 9,591	≥ 4.5%	$	≥ 13,854	≥ 6.5%
Tier 1 capital (to risk‑weighted assets)	50,446	23.7		≥ 12,788	≥ 6.0		≥ 17,051	≥ 8.0
Total capital (to risk‑weighted assets)	52,710	24.7		≥ 17,051	≥ 8.0		≥ 21,313	≥ 10.0
Tier 1 capital (to average assets)	50,446	19.4		≥ 10,400	≥ 4.0		≥ 13,000	≥ 5.0

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

Assets measured at fair value on a recurring basis are summarized below:

Recurring Fair Value Measurements Using
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of September 30, 2020
Assets:
Available for sale securities:	$—	$60,565	$—	$60,565

As of December 31, 2019
Assets:
Available for sale securities:	$—	$48,179	$—	$48,179

Information regarding the fair value of assets measured at fair value on a nonrecurring basis follows:

		Nonrecurring Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Instruments	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

As of September 30, 2020
Assets:
Loans	$404	$—	$—	$404
Foreclosed assets	—	—	—	—

As of December 31, 2019
Assets:
Loans	$897	$—	$—	$897
Foreclosed assets	84	—	—	84

Loans with a carrying amount of $704 were considered impaired and were written down to their estimated fair value of $404 as of September 30, 2020. Loans with a carrying amount of $1,132 were considered impaired and were written down to their estimated fair value of $897 as of December 31, 2019. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $300 and $235 as of September 30, 2020 and December 31, 2019, respectively.

There were no foreclosed assets at September 30, 2020. Foreclosed assets with a carrying amount $84 were determined to be at their fair value as of December 31, 2019.

The following presents quantitative information about nonrecurring Level 3 fair value measurements:

				Range/Weighted
	Fair Value	Valuation Technique	Unobservable Input(s)	Average
As of September 30, 2020
Loans	$404	Market and/or income approach	Management discount on appraised values	10%	-	20%
Foreclosed assets	$0	Market and/or income approach	Management discount on appraised values	10%	-	20%

As of December 31, 2019
Loans	$897	Market and/or income approach	Management discount on appraised values	10%	-	20%
Foreclosed assets	$84	Market and/or income approach	Management discount on appraised values	10%	-	20%

The carrying value and estimated fair value of financial instruments as of September 30, 2020 and December 31, 2019 follow:

	September 30, 2020
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$7,439	$7,439	$—	$—
Available for sale securities	60,565	—	60,565	—
Loans held for sale	776	—	776	—
Loans	202,642	—	—	206,179
Accrued interest receivable	996	996	—	—
Cash value of life insurance	7,220	—	—	7,220
Other equity investments	780	—	—	780

Financial liabilities:
Deposits	166,115	117,153	—	49,272
Advance payments by borrowers for taxes and insurance	910	910	—	—
FHLB advances	14,500	—	—	14,551
Accrued interest payable	436	436	—	—

	December 31, 2019
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$39,377	$39,377	$—	$—
Available for sale securities	48,179	—	48,179	—
Loans held for sale	200	—	200	—
Loans	189,291	—	—	190,561
Accrued interest receivable	725	725	—	—
Cash value of life insurance	7,068	—	—	7,068
Other equity investments	780	—	—	780

Financial liabilities:
Deposits	217,252	150,024	—	67,391
Advance payments by borrowers for taxes and insurance	46	46	—	—
FHLB advances	11,500	—	—	11,509
Accrued interest payable	51	51	—	—

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

Impact of COVID-19

Federal, state and local governments have adopted various statues, regulations, rules and guidelines in order to address the COVID-19 pandemic and the economic effects on individuals and businesses. The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), signed into law on March 27, 2020, encourages financial institutions to meet the financial needs of their customers and has provided financial institutions flexibility in meeting those needs.

One such provision excludes eligible modifications from TDR reporting, provided the modifications were made in good faith to borrowers who were current prior to any COVID-19 relief. Further, any loans designated as deferred due to COVID-19 do not need to be considered past due because of the deferral. As of September 30, 2020, we had nine commercial customers with loans totaling $13.9 million and two residential customers with loans totaling $759,000 who qualified for deferrals under this program. In total, these deferrals represent 7.1% of our loan portfolio.

Another of the CARES Act provisions provides for funding programs administered by the Small Business Administration (SBA). One such program is the Paycheck Protection Program (PPP). These loans can be made by SBA certified lenders and are 100% guaranteed by the SBA. The PPP loans are eligible for forgiveness if certain criteria are met, in which event the SBA will make payment to the lender for the forgiven amount. The Bank funded a total of 170 of these loans, totaling $14.0 million. Over 80% of these loans were less than $150,000.

Credit issues are a concern for industries hardest hit by the pandemic, most notably, the Service and Hospitality industries. As of September 30, 2020, the Bank had 20 such loans totaling $6.4 million, or 3.1% of total loans. The Health Care and Social Assistance industry have also been negatively impacted by COVID-19. As of September 30, 2020, the Bank had 45 loans totaling $11.9 million, or 5.7% of total loans. The Bank is well prepared to handle any credit issues that arise based on conservative underwriting practices, strong allowance for loan losses and capital position.

Comparison of Financial Condition at September 30, 2020 and December 31, 2019

Total Assets. Total assets decreased $6.4 million, or 2.2%, to $285.8 million at September 30, 2020 from $292.2 million at December 31, 2019. The decrease resulted primarly from the decrease in cash and cash equivalents of $31.9 million, offset in part by an increase in securities of $12.4 million and an increase in lonas of $13.4 million.

Cash and due from banks. Cash and due from banks increased $1.2 million, or 28.9%, to $5.3 million at September 30, 2020 from $4.1 million at December 31, 2019.

Fed funds sold. Fed funds sold decreased $33.1 million, or 93.9%, to $2.2 million at September 30, 2020 from $35.3 million at December 31, 2019, primarily due to the use of the of cash received in the stock offering through purchase of investments and run-off of brokered CD deposits.

Net Loans. Net loans increased $13.4 million, or 7.1%, to $202.6 million at September 30, 2020 from $189.3 million at December 31, 2019. The increase resulted from the net increases in commercial real estate loans of $5.7 million, or 8.3%, commercial business loans of $10.7 million, or 78.5%, and one-to-four family investor-owned loans of $1.5 million, or 5.3%, offset by decreases of $1.0 million, or 5.7%, in commercial development loans, $1.5 million, or 5.1%, in one-to-four family owner-occupied loans, $366,000, or 1.2%, in multifamily loans and $976,000, or 23.1%, in consumer loans.

During the nine months ended September 30, 2020, we sold $18.4 million of one-to-four family owner-occupied residential real estate loans, on a servicing-released basis. Subject to market and economic conditions, management intends to continue this sales activity in future periods to generate gain on sale of loans income.

Available for sale securities. Available for sale securities increased $12.4 million, or 25.7%, to $60.6 million at September 30, 2020 from $48.2 million at December 31, 2019. This was a result of deploying funds received from the stock offering subscriptions not allocated to funding loans.

Other equity investments. Other equity investments remained unchanged at $780,000 at September 30, 2020 and December 31, 2019, respectively.

Deposits. Deposits decreased $51.1 million, or 23.5%, to $166.1 million at September 30, 2020 from $217.3 million at December 31, 2019. The decrease resulted primarily from $52.6 million of stock offering subscriptions being included in deposits as of December 31, 2019. In addition, certificates of deposit decreased $18.3 million, or 27.2%, to $48.9 million at September 30, 2020 from $67.2 million at December 31, 2019 and savings accounts decreased $967,000, or 7.8%, to $11.4 million at September 30, 2020, compared to $12.4 million at December 31, 2019. Partially offsetting these decreases, noninterest-bearing checking accounts increased $6.4 million, or 31.0%, to $27.1 million at September 30, 2020, compared to $20.7 million at December 31, 2019, interest-bearing checking accounts increased $1.7 million, or 24.1%, to $8.6 million as of September 30, 2020 compared to $6.9 million as of December 31, 2019, money market accounts increased $8.8 million to $55.4 million at September 30, 2020 from $46.7 million as of December 31, 2019, and health savings accounts increased $3.9 million, or 36.3%, to $14.5 million at September 30, 2020, compared to $10.7 million at December 31, 2019. Included in the certificates of deposit were brokered deposits of $1 million as of September 30, 2020 versus $8 million at December 31, 2019.

Borrowings. Borrowings, consisting entirely of FHLB advances, increased $3.0 million, or 26.1%, to $14.5 million at September 30, 2020 compared to $11.5 million at December 31, 2019. The aggregate cost of outstanding advances from the FHLB was 1.64% at September 30, 2020, compared to the Bank’s cost of deposits of 1.11% at that date.

Other liabilities. Other liabilities decreased $322,000, or 21.5%, to $1.2 million at September 30, 2020 from $1.5 million at December 31, 2019.

Total Equity. Total equity increased $40.7 million, or 65.9%, to $102.6 million at September 30, 2020 from $61.9 million at December 31, 2019. The increase resulted primarily from net stock offering proceeds of $37.9 million, net income of $1.3 million, and other comprehensive income of $1.2 million.

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

The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ALLL for the periods then ended:

	September 30,	December 31,
	2020 and	2019 and
	Nine Months	Twelve Months
	Then	Then
	Ended	Ended

	(in thousands)
Nonperforming assets:
Nonaccrual loans	$1,379	$1,070
Accruing loans past due 90 days or more	—	—
Total nonperforming loans ("NPLs")	$1,379	$1,070
Foreclosed assets	—	84
Total nonperforming assets ("NPAs")	$1,379	$1,154
Troubled Debt Restructurings ("TDRs")	1,430	1,839
Nonaccrual TDRs	998	654
Average outstanding loan balance	200,012	197,766
Loans, end of period	205,773	191,742
ALLL, at beginning of period	2,264	2,118
Loans charged off:
Commercial	—	—
Residential real estate and consumer	—	(58)
Total loans charged off	$—	$(58)
Recoveries of loans previously charged off:
Residential real estate and consumer	25	3
Total recoveries of loans previous charged off	25	3
Net loans charged off ("NCOs'")	$25	$(55)
Additions to ALLL via provision for loan losses charged to operations	315	201
ALLL, at end of period	$2,604	$2,264
Ratios:
ALLL to NCOs (annualized)	(7,812.00)%	4,116.36%
NCOs (annualized) to average loans	(0.02)%	0.03%
ALLL to total loans	1.27%	1.18%
NPL to total loans	0.67%	0.56%
NPAs to total assets	0.48%	0.39%
Total Assets	$285,787	$292,218

Total loans past due decreased from $346,000 as of December 31, 2019 to $110,000 as of September 30, 2020. We believe our credit and underwriting policies continue to support more effective lending decisions by the Company, which increases the likelihood of maintaining loan quality going forward. Moreover, we believe the favorable trends regarding our nonperforming loans and nonperforming assets reflect our continued adherence to improved underwriting criteria and practices. We believe our current ALLL is adequate to cover probable losses in our current loan portfolio.

Non-performing loans of $1.4 million as of September 30, 2020, which included $1.0 million of non-accrual trouble debt restructured loans, reflected an increase of $309,000 from the non-performing loan balance as of December 31, 2019.

Our non-performing assets were $1.4 million at September 30, 2020, or 0.48% of total assets, compared to $1.2 million, or 0.39% of total assets as of December 31, 2019.

Foreclosed assets decreased $84,000 to $0 as of September 30, 2020, compared to $84,000 as of December 31, 2019. We strive to aggressively liquidate foreclosed assets as a part of our overall credit risk management strategy.

Comparison of Operating Results for the Three Months Ended September 30, 2020 and September 30, 2019

General. Net income was $484,000 for the three months ended September 30, 2020, compared to net income of $370,000 for the three months ended September 30, 2019, an increase of $114,000, or 30.8%. The increase was the net effect of an increase in net interest income after provision for loan losses of $229,000, or 11.2%, an increase in noninterest income of $75,000, or 34.4%, offset in part by an increase in noninterest expense of $163,000, or 9.2%, and an increase in income taxes of $27,000, or 22.3%.

Interest and dividend income. Total interest and dividend income decreased $128,000, or 4.6%, to $2.7 million for the three months ended September 30, 2020 compared to $2.8 million for the three months ended September 30, 2019. Average interest-earning assets increased $19.8 million, or 8.1%, to $263.9 million for the three months ended September 30, 2020 compared to $244.1 million for the three months ended September 30, 2019, and the weighted average yield on interest-earning assets decreased 54 basis points when comparing the 2020 and 2019 periods. The decrease in average yield was primarily the result of declining market interest rates and increased market competition.

Interest Expense. Total interest expense decreased $372,000, or 51.7%, to $347,000 for the three months ended September 30, 2020 compared to $719,000 for the three months ended September 30, 2019. Average interest-bearing liabilities decreased $19.5 million, or 11.2%, to $153.9 million for the three months ended September 30, 2020 from $173.4 million for the three months ended September 30, 2019. The rate paid on interest-bearing liabilities decreased 76 basis points to 0.90% for the three months ended September 30, 2020 compared to 1.66% for the three months ended September 30, 2019.

Provision for Loan Losses. The loan loss provision was $60,000 for the three months ended September 30, 2020 compared to $45,000 for the three months ended September 30, 2019. At September 30, 2020, our allowance for loan loss was $2.6 million, or 1.27%, of total loans. At September 30, 2020, the Bank’s allowance for loan losses excluding government guaranteed PPP loans is 1.36% of total loans.

Noninterest Income. Noninterest income increased $75,000, or 34.4% to $293,000 for the three months ended September 30, 2020 compared to $218,000 for the three months ended September 30, 2019. The increase was due primarily to an increase in the gain on sale of loans of $68,000 due to an increase in refinance volume.

Noninterest Expense. Noninterest expense increased $163,000 to $1.9 million for the three months ended September 30, 2020 compared to $1.8 million for the three months ended September 30, 2019. The increase was primarily due to an increase in other expenses of $76,000 and an increase in data processing expenses of $64,000. Both increases are in part due to our proposed acquisition of Mitchell Bank.

Comparison of Operating Results for the Nine Months Ended September 30, 2020 and September 30, 2019

General. Net income was $1.3 million for the nine months ended September 30, 2020, compared to net income of $1.0 million for the nine months ended September 30, 2019, an increase of $320,000, or 31.8%. The increase was the net effect of an increase in net interest income after provision for loan losses of $590,000, or 9.8%, an increase in noninterest income of $161,000, or 25.6%, offset in part by an increase in noninterest expense of $385,000, or 7.2%, and an increase in income taxes of $46,000, or 14.2%.

Interest and dividend income. Interest and dividend income decreased $91,000, or 1.1%, to $8.3 million for the nine months ended September 30, 2020 from $8.4 million for the nine months ended September 30, 2019. The decrease was primarily attributable to a $179,000 decrease in interest on loans offset by increases in interest on available for sale securities and interest-bearing deposits or $60,000 and $28,000, respectively.

Interest Expense. Interest expense decreased $796,000, or 37.4%, to $1.3 million for the nine months ended September 30, 2020, from $2.1 million for the nine months ended September 30, 2019. Interest expense on interest-

bearing deposits decreased $678,000, or 36.4%, period to period. The average cost of our interest-bearing deposits decreased 43 basis points to 1.11% from 1.54%, while the average balance of interest-bearing deposits decreased by $18.5 million, or 36.3%, during the same period. Interest expense on borrowings, consisting entirely of FHLB advances, decreased $118,000, or 44.2%, to $149,000 during the nine months ended September 30, 2020 from $267,000 during the nine months ended September 30, 2019, as the average balance of borrowings decreased $4.3 million to $12.1 million for the nine month period ended September 30, 2020 from $16.4 million for the nine months ended September 30, 2019, and the cost of borrowings decreased 53 basis points to 1.64% from 2.16% for the nine months ended September 30, 2020 and 2019, respectively.

Net Interest Income. Net interest income increased $705,000, or 11.3%, to $6.9 million for the nine months ended September 30, 2020 from $6.2 million for the nine months ended September 30, 2019. Average net interest-earning assets increased $33.4 million to $101.9 million for the 2020 period from $68.4 million for the 2019 period due to the investment of funds received from the stock offering and run-off of brokered CDs. Our net interest rate spread increased to 3.16% for the nine months ended September 30, 2020 from 2.93% for the nine months ended Septmeber 30, 2019, and our net interest margin increased to 3.62% for the first nine months of 2020 from 3.38% for the same period of 2019.

Provision for Loan Losses. We recorded a provision for loan losses of $315,000 for the nine months ended September 30, 2020, compared to a $200,000 provision for the nine months ended September 30, 2019. The allowance for loan losses increased to $2.6 million, or 1.27% of total loans, at September 30, 2020 compared to $2.3 million, or 1.18% of total loans, at December 31, 2019. Classified (substandard, doubtful and loss) loans increased to $1.4 million at September 30, 2020 from $638,000 at December 31, 2019. Total nonperforming loans increased to $1.4 at September 30, 2020 from $1.1 million at December 31, 2019. Net recoveries for the nine months ended September 30, 2020 were $25,000, compared to net charge-offs of $55,000 for the nine months ended September 30, 2019. At September 30, 2020, all of the nonperforming loans were contractually current.

Noninterest Income. Noninterest income increased $161,000, or 25.6%, for the nine months ended September 30, 2020 to $790,000, compared to $629,000 for the same period in the prior year. The increase was primarily due to a net gain on sale of loans of $47,000, a $12,000 increase in commercial deposit fee income, a net gain on sale of securities of $18,000, REO income of $21,000 and profit on the sale of REO of $29,000.

Noninterest Expense. Noninterest expense increased $385,000, or 7.2%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was due primarily to an increase of $22,000, or 0.7%, in salaries and employee benefits, $105,000, or 20.3%, in data processing expenses and $113,000, or 34.7%, in professional fees for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Costs directly related to the Mitchell Bank acquisition represented 20.8% of the increase.

Income Tax Expense. We recorded an income tax expense of $369,000 for the nine months ended September 30, 2020 compared to $323,000 for the nine months ended September 30, 2019, an increase of $46,000, or 14.2%, due to an increase in income before income taxes of $366,000.

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

	For the Three Months Ended September 30,
	2020			2019
	Average			Average
	Outstanding			Outstanding		Yield/
	Balance	Interest	Yield/ Rate	Balance	Interest	Rate

	(in thousands)			(in thousands)
Interest-earning assets:
Loans	$200,987	$2,325	4.63%	$196,785	$2,499	5.08%
Available for sale securities	60,379	314	2.08%	44,095	290	2.63%
Interest-bearing deposits	1,730	33	7.63%	2,434	15	2.47%
Other equity investments	780	12	6.15%	800	8	4.00%
Total interest-earning assets	263,876	2,684	4.07%	244,114	2,812	4.61%
Noninterest-earning assets	24,568			15,465
Allowance for loan losses	(2,564)			(2,258)
Total assets	$285,880			$257,321

Interest-bearing liabilities:
Demand accounts	$8,026	6	0.30%	$9,391	30	1.28%
Money market accounts	54,464	67	0.49%	43,605	154	1.41%
Savings accounts	14,875	5	0.13%	13,084	4	0.12%
Health savings accounts	11,025	5	0.18%	10,847	8	0.30%
Certificates of deposit	53,163	224	1.69%	80,223	435	2.17%
Total interest-bearing deposits	141,553	307	0.87%	157,150	631	1.61%
Borrowings	12,359	40	1.29%	16,251	88	2.17%
Total interest-bearing liabilities	153,912	347	0.90%	173,401	719	1.66%
Noninterest-bearing deposits	53,767			19,671
Other non-interest bearing liabilities	2,889			3,048
Total liabilities	210,568			196,120
Equity	75,312			61,201
Total liabilities and equity	$285,880			$257,321
Net interest income		2,337			2,093
Net interest rate spread(1)			3.17%			2.95%
Net interest-earning assets(2)	109,964			70,713
Net interest margin(3)			3.54%			3.43%
Average of interest-earning assets to interest-bearing liabilities	171%			141%

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.

	For the Nine Months Ended September 30,
	2020			2019
	Average			Average
	Outstanding			Outstanding		Yield/
	Balance	Interest	Yield/ Rate	Balance	Interest	Rate

	(in thousands)			(in thousands)
Interest-earning assets:
Loans	$200,012	$7,265	4.84%	$199,079	$7,444	4.99%
Available for sale securities	55,442	913	2.20%	43,753	853	2.60%
Interest-bearing deposits	498	97	25.97%	2,504	44	2.34%
Other equity investments	780	34	5.81%	695	25	4.80%
Total interest-earning assets	256,732	8,309	4.32%	246,031	8,366	4.53%
Noninterest-earning assets	36,662			15,861
Allowance for loan losses	(2,423)			(2,208)
Total assets	$290,971			$259,684

Interest-bearing liabilities:
Demand accounts	$7,467	24	0.43%	$9,244	87	1.88%
Money market accounts	50,631	291	0.77%	41,735	397	1.90%
Savings accounts	14,036	14	0.13%	13,854	13	0.19%
Health savings accounts	10,955	18	0.22%	11,136	25	0.45%
Certificates of deposit	59,584	838	1.88%	85,173	1,341	3.15%
Total interest-bearing deposits	142,673	1,185	1.11%	161,142	1,863	2.31%
Borrowings	12,124	149	1.64%	16,445	267	3.25%
Total interest-bearing liabilities	154,797	1,334	1.15%	177,587	2,130	2.40%
Noninterest-bearing deposits	30,663			18,733
Other non-interest bearing liabilities	7,794			2,405
Total liabilities	193,254			198,725
Equity	97,717			60,959
Total liabilities and equity	$290,971			$259,684
Net interest income		6,975			6,236
Net interest rate spread(1)			3.17%			2.93%
Net interest-earning assets(2)	101,935			68,444
Net interest margin(3)			3.62%			3.38%
Average of interest-earning assets to interest-bearing liabilities	165.85%			138.54%

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.

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

	For Three Months Ended September 30,
	2020 vs.2019
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$53	(227)	$(174)
Available for sale securities	107	(83)	24
Interest-bearing deposits	(4)	22	18
Other equity investments	—	4	4
Total interest-earning assets	$156	$(284)	$(128)

Interest-bearing liabilities:
Demand accounts	$(4)	$(20)	$(24)
Money market accounts	38	(125)	(87)
Savings accounts	1	—	1
Health savings accounts	—	(3)	(3)
Certificates of deposit	(147)	(64)	(211)
Total deposits	$(112)	$(212)	$(324)
Borrowings	(21)	(27)	(48)
Total interest-bearing liabilities	(133)	(239)	(372)
Change in net interest income	$289	$(45)	$244

	For Nine Months Ended September 30,
	2020 vs. 2019
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$35	$(214)	$(179)
Available for sale securities	228	(168)	60
Interest-bearing deposits	(35)	88	53
Other equity investments	3	6	9
Total interest-earning assets	$231	$(288)	$(57)

Interest-bearing liabilities:
Demand accounts	$(17)	$(46)	$(63)
Money market accounts	85	(191)	(106)
Savings accounts	—	1	1
Health savings accounts	—	(7)	(7)
Certificates of deposit	(403)	(100)	(503)
Total deposits	$(335)	$(343)	$(678)
Borrowings	(70)	(48)	(118)
Total interest-bearing liabilities	(405)	(391)	(796)
Change in net interest income	$636	$103	$739

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans and proceeds from maturities of securities. We also have the ability to borrow from the FHLB-Chicago. At September 30, 2020, we had $14.5 million outstanding in advances from the FHLB-Chicago. At September 30, 2020 we had $2.4 million available additional FHLB-Chicago advances based on the FHLB stock owned.

Additionally, at September 30, 2020 we had a $7 million federal funds rate line of credit with the Bankers’ Bank of Wisconsin, of which $0 was drawn at September 30, 2020.

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

At September 30, 2020, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $73.5 million, or 25.9% of adjusted total assets, which is above the well-capitalized required level of $14.2 million, or 5.0%; and total risk-based capital of $76.1 million, or 34.0% of risk-weighted assets, which is above the well-capitalized required level of $22.3 million, or 10.0%. Management is not aware of any conditions or events since September 30, 2020, that would change our category.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4.       Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2020. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2020, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.        Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at September 30, 2020, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

FFBW, Inc.

Date: November 4, 2020	By:	/s/ Edward H. Schaefer
Edward H. Schaefer
President and Chief Executive Officer

Date: November 4, 2020	By:	/s/ Steven L. Wierschem
Steven L. Wierschem
Chief Financial Officer