Form 10-K
period 2020-12-31
FFBW, Inc. /MD/
filed 2021-03-26
CIK 1787384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2020.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 001-39182

FFBW, INC.

(Exact name of registrant as specified in its charter)

Maryland	37-1962248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1360 South Moorland Road	53005
Brookfield, Wisconsin
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (262) 542-4448

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	FFBW	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐     NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐     NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and an attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☒

As of March 24, 2021, there were 7,287,148 issued and outstanding shares of the Registrant’s Common Stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock on June 30, 2020, was approximately $59.5 million.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2021 Annual Meeting of Stockholders of the Registrant (Part III).

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

● General economic conditions, either nationally or in our market areas, that are worse than expected;

● Changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

●	Economic and/or policy changes related to the COVID-19 pandemic;
●	Our ability to access cost-effective funding;
●	Fluctuations in real estate values and both residential and commercial real estate market conditions;
●	Demand for loans and deposits in our market area;
●Our ability to implement and change our business strategies;

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

● Our ability to retain key employees;

● Our compensation expense associated with equity allocated or awarded to our employees; and

● Changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

BUSINESS OF FFBW, INC.

FFBW, Inc. (the “Company”) is a Maryland corporation that was incorporated in September 2019 to become the stock holding company for First Federal Bank of Wisconsin in connection with the conversion of the former FFBW, MHC from a mutual holding company to a stock holding company. The Company is the successor to FFBW, Inc. a federal corporation, (“Old FFBW”), the former stock holding company of First Federal Bank of Wisconsin and majority-owned subsidiary of the former FFBW, MHC. The conversion was completed effective January 16, 2020. In the conversion, the Company sold 4,268,570 shares of common stock at $10.00 per share, for net proceeds of approximately $41.5 million, and issued 3,436,430 shares of common stock in exchange for the shares of common stock of Old FFBW owned by stockholders of Old FFBW, other than FFBW, MHC, as of the effective date of the conversion. As a result of the conversion, FFBW, MHC and Old FFBW have ceased to exist.

The Company conducts its business principally through its wholly owned subsidiary, First Federal Bank of Wisconsin.

The Company’s executive offices are located at 1360 South Moorland Road, Brookfield, Wisconsin 53005 and its telephone number is (262) 542-4448. Our website address is www.firstfederalwisconsin.com. Information on this website is not and should not be considered a part of this Annual Report on Form 10-K.

The Company is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System. At December 31, 2020, we had total assets of $339.0 million, total deposits of $226.5 million and total equity of $103.3 million. We recorded net income of $1.8 million for the year ended December 31, 2020.

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

BUSINESS OF FIRST FEDERAL BANK OF WISCONSIN

General

First Federal Bank of Wisconsin (hereinafter, sometimes referred to as, the “Bank”) is a federally chartered stock savings bank, with its home office in Waukesha, Wisconsin, which is in Waukesha County, located in southeastern Wisconsin approximately 18 miles west of Milwaukee. First Federal Bank of Wisconsin was originally organized in 1922, and has operated continuously in the Milwaukee metropolitan area since that time. In May 2014, we merged with Bay View Federal Savings and Loan Association (“Bay View Federal”), a federal mutual saving association located in Milwaukee, Wisconsin, with approximately $135 million in assets as of the May 17, 2014 closing date of the merger. In the merger, Bay View Federal’s sole office located in the Bay View neighborhood of Milwaukee became a branch office of First Federal Bank of Wisconsin, thereby expanding our presence into Milwaukee County.

From our founding in 1922 until 2006, we operated as a traditional thrift institution, offering primarily residential mortgage loans and savings accounts. Beginning in 2006, we expanded our loan operations and began offering commercial products. Our commercial loan offerings have increased significantly in the last decade, including through our merger in 2014 with Bay View Federal.

In July 2016, we hired our current president and chief executive officer, Edward H. Schaefer, and since this time we have conducted an extensive review of our credit, underwriting, information technology and compliance operations. Under the leadership of Mr. Schaefer, we believe that we have significantly upgraded our loan operations, policies, procedures and controls. Among other areas, we have enhanced our commercial real estate and commercial and industrial lending infrastructure. Additionally, consistent with our strategy to grow our commercial loan operations, we have enhanced our suite of deposit products in order to accommodate business customers, and thereby grow our core deposits.

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

In October 2017, we consummated our reorganization to a mutual holding company structure whereby First Federal Bank of Wisconsin became a stock bank and the wholly owned subsidiary of FFBW, Inc. Concurrently with this reorganization, FFBW, Inc. sold 44.6% of its stock to the general public, including First Federal Bank of Wisconsin’s employee stock ownership plan, and issued 55.0% of its stock to FFBW, MHC, our top tier mutual holding company. Additionally, as part of the reorganization, we established a charitable foundation called FFBW Community Foundation and funded it with $250,000 in cash and 25,000 shares. The purpose of this foundation is to make contributions to support various charitable organizations operating in our community now and in the future.

In January 2020, we consummated the mutual to stock conversion of FFBW, MHC. At the effective time of the second-step conversion, FFBW, MHC and Old FFBW ceased to exist and First Federal Bank of Wisconsin became the wholly owned subsidiary of the Company.

In December 2020, the Bank completed the acquisition of substantially all the assets and substantially all the liabilities of Mitchell Bank, a Wisconsin-chartered commercial bank headquartered in Milwaukee, Wisconsin. The purchase price, paid in cash, was $5.0 million for $61.7 million in assets and $56.7 million in liabilities, including $45.6 million in cash and investments, $14.3 million in loans and $56.6 million in deposits. As a result of the transaction, the Bank recorded a bargain purchase gain of $7,000.

Our website address is www.firstfederalwisconsin.com. The Company makes available, through links on our website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) of 15(d) of the Exchange Act, and statements of ownership on Forms 3, 4, 5, and 8. Investors are encouraged to access these reports and other information about our business on our website. The information found on the Company’s website is not incorporated by reference to this or any other report the Company files or furnishes to the SEC.

Impact of COVID-19 Outbreak

During the first quarter of 2020, global financial markets experienced significant volatility resulting from the spread of a novel coronavirus known as COVID-19. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has restricted the level of economic activity in our markets. In response to the pandemic, the governments of the State of Wisconsin and of most other states have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These measures dramatically increased unemployment in the United States and have negatively impacted many businesses, and thereby threatened the repayment ability of some of our borrowers.

To address the economic impact in the United States, the CARES Act was signed into law on March 27, 2020. The CARES Act included a number of provisions that affected us, including accounting relief for troubled debt restructurings (“TDRs”), or loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates. The CARES Act also established the Paycheck Protection Program (“PPP”), which allowed us to lend money to small businesses to maintain employee payrolls through the crisis with guarantees from the SBA. Under this program, loan amounts may be forgiven if the borrower maintains employee payrolls and meets certain other requirements.

In addition, the Federal Reserve Board took steps to bolster the economy by, among other things, reducing the federal funds rate and the discount-window borrowing rate to near zero. In response to the COVID-19 pandemic and to protect our employees and customers from potential exposure to the virus, all First Federal Bank of Wisconsin lobbies continue to observe best practice protocols to limit exposure and/or spread of the virus.

We have implemented loan modification programs to provide our borrowers relief from the economic impacts of COVID-19. Based on guidance in the CARES Act, COVID-19 related modifications to loans that were current as of December 31, 2019 are exempt from TDR classification under accounting principles generally accepted in the United States (“U.S. GAAP”). Through December 31, 2020, we had 15 COVID-19 related deferrals totaling $14.6 million. As of December 31, 2020, one of those loans remained on a COVID-19 related deferral totaling $4.5 million. The one remaining deferred loan is on principal only payments.

First Federal Bank of Wisconsin participated in the PPP, pursuant to which we have made loans, 100% guaranteed by the SBA, that are forgivable provided the funds are used on qualifying payroll costs, and to a lesser extent, rent, utilities and interest on qualifying mortgage payments. The loans bear a fixed rate of 1.0% and loan payments are deferred for the first 10 months following the covered period, which is eight to 24 weeks following the date the loan is made. We originated 170 “First Draw” loans totaling $14.3 million through December 31, 2020 for which we received $604,000 in origination fees from the SBA. These fees are being amortized over the expected life of the loans, which is two years for loans originated prior to June 5, 2020 and five years for loans originated June 5, 2020 or later. Through December 31, 2020, 39 loans totaling $6.6 million had been forgiven by the SBA.

On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues (“Economic Aid”) Act was signed into law. The Economic Aid Act allocated an additional $284.5 billion in funds for the PPP, expanded the eligible expenditures for which a business could use PPP proceeds, and provided for a simplified forgiveness application for PPP loans of $150,000 or less. The Economic Aid Act also provided the SBA with the authority to guarantee Second Draw PPP loans, under generally the same terms and conditions available under the First Draw program, through March 31, 2021. In order to qualify for a Second Draw PPP loan, an applicant must have experienced a revenue reduction of at least 25% in 2020 relative to 2019. We are participating in this second round of PPP and expect to provide Second Draw PPP loans to our eligible customers.

The health of the banking industry is highly correlated with that of the economy. The temporary and/or partial closures of non-essential businesses in our local and national economies increases the likelihood of recession, which typically results in an increased level of credit losses. Accordingly, our provisions for loan losses have increased and will be closely monitored throughout the COVID-19 pandemic. In addition to utilizing quantitative loss factors, we consider qualitative factors, such as changes in underwriting policies, current economic conditions, delinquency statistics, the adequacy of the underlying collateral, and the financial strength of the borrower. The impact of the COVID-19 pandemic on the performance of our loan portfolio in future quarters is unknown, however all of these factors are likely to be affected by the COVID-19 pandemic.

Given the unprecedented uncertainty and rapidly evolving economic effects and social impacts of the COVID-19 pandemic, the future direct and indirect impact on our business, results of operations and financial condition are highly uncertain. Should current economic conditions persist or continue to deteriorate, we expect that this macroeconomic environment will have a continued adverse effect on our business and results of operations, which could include, but not be limited to: decreased demand for our products and services, protracted periods of lower interest rates, and increased credit losses due to deterioration in the financial condition of our consumer and commercial borrowers, including declining asset and collateral values, which may continue to increase our provision for credit losses and net charge-offs.

Market Area

We conduct our operations from our three full-service banking offices in Waukesha County, Wisconsin, which is located immediately west of Milwaukee, our office in the Bay View neighborhood of Milwaukee and our newest branch on Historic Mitchell Street on Milwaukee’s south side. We consider our primary lending market area to be southeastern Wisconsin, however, we occasionally make loans secured by properties located outside of our primary lending market, usually to borrowers with whom we have an existing relationship and who have a presence within our primary market.

Waukesha County contains a diverse cross section of employment sectors, with a mix of services, manufacturing, wholesale/retail trade, federal and local government, health care facilities and finance-related employment. Waukesha County had an estimated population of 404,000 as of July 2019. The Bay View and Mitchell Street neighborhoods of Milwaukee are more urban communities located in the southern portion of the city of Milwaukee.

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

According to S&P Market Intelligence, as of December 31, 2020, our market share was 0.66% of total deposits in Waukesha County, Wisconsin, making us the 23rd largest out of 40 banks with branches in Waukesha County. Our market share was 0.08% of total deposits in Milwaukee County, Wisconsin, making us the 28th largest out of 38 banks with branches in Milwaukee County.

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

Since 2016, we have hired a new president and chief executive officer who has extensive commercial lending experience, as well as a new senior vice president of lending and four new loan officers, including two commercial loan officers. We anticipate hiring additional loan officers, including experienced commercial and industrial lenders, as we grow the Company. Additionally, we continually enhance our underwriting policies and procedures. We believe that these enhanced policies and procedures will further our business strategy of growing our commercial real estate and commercial and industrial loan portfolios while maintaining a strong credit and underwriting culture.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale of $1,708,000, $200,000, $679,000, $109,000 and $592,000 at December 31, 2020, 2019, 2018, 2017 and 2016 respectively.

	At December 31,
	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)

Commercial:
Development	$14,090	6.5%	$18,222	9.5%	$7,801	3.9%
Real estate	87,605	40.2	68,621	35.8	69,425	34.6
Commercial and industrial	20,758	9.5	13,681	7.2	13,142	6.4
Residential real estate and consumer:
One-to-four family owner-occupied	30,548	14.0	29,380	15.3	41,018	20.4
One-to-four family investor-owned	32,638	15.0	28,077	14.6	32,312	16.1
Multifamily	29,303	13.4	29,531	15.4	34,467	17.2
Consumer	3,016	1.4	4,230	2.2	2,733	1.4

Total loans	217,958	100.0%	191,742	100.0%	200,898	100.0%

Deferred loan costs (fees)	(424)		(187)		(86)
Allowance for loan losses	(2,811)		(2,264)		(2,118)

Total loans, net	$214,723		$189,291		$198,694

	At December 31,
	2017		2016
	Amount	Percent	Amount	Percent

	(Dollars in thousands)

Commercial:
Development	$1,498	0.9%	$2,526	1.5%
Real estate	53,202	30.7	42,276	25.1
Commercial and industrial	10,135	5.9	7,617	4.6
Residential real estate and consumer:
One-to-four family owner-occupied	41,446	23.9	48,001	28.5
One-to-four family investor-owned	33,658	19.4	34,633	20.5
Multifamily	31,677	18.3	31,905	18.9
Consumer	1,613	0.9	1,582	0.9

Total loans	173,229	100.0%	168,540	100.0%

Deferred loan costs (fees)	(74)		(88)
Allowance for loan losses	(1,800)		(1,478)

Total loans, net	$171,355		$166,974

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2020. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2021. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

				One-to-four	One-to-four
			Commercial	family	family
	Commercial	Commercial	and	owner-	investor-
	development	real estate	industrial	occupied	owned	Multifamily	Consumer	Total

	(In thousands)

Due During the Years Ending December 31,
2021	$963	$16,922	$2,642	$1,217	$2,576	$1,164	$683	$26,167
2022	1,079	7,522	10,097	272	2,831	3,921	34	25,756
2023	3,691	19,539	3,037	128	2,264	5,471	60	34,190
2024 to 2025	4,095	37,190	4,141	7,413	12,150	5,718	574	71,281
2026 to 2029	4,262	3,926	841	1,300	6,000	11,488	1,405	29,222
2030 to 2034	—	1,041	—	3,480	2,140	554	260	7,475
2035 and beyond	—	1,465	—	16,738	4,677	987	—	23,867

Total	$14,090	$87,605	$20,758	$30,548	$32,638	$29,303	$3,016	$217,958

The following table sets forth the fixed- and adjustable-rate loans at December 31, 2020 that are contractually due after December 31, 2021.

	Due After December 31, 2021
	Fixed	Adjustable	Total

	(In thousands)

Commercial:
Development	$12,736	$391	$13,127
Real estate	69,967	716	70,683
Commercial and industrial	17,945	171	18,116
Residential real estate and consumer:
One-to-four family owner-occupied	27,388	1,943	29,331
One-to-four family investor-owned	30,062	—	30,062
Multifamily	26,580	1,559	28,139
Consumer	605	1,728	2,333
Total	$185,283	$6,508	$191,791

One-to-Four Family Owner-Occupied Residential Real Estate Lending. At December 31, 2020, we had $30.5 million of loans secured by one-to-four family owner-occupied residential real estate, representing 14.0% of our total loan portfolio. In addition, at December 31, 2020, we had $1.7 million of residential mortgages held for sale. We originate both fixed-rate and adjustable-rate one-to-four family residential real estate loans. At December 31, 2020, 93.6% of our one-to-four family owner-occupied residential real estate loans were fixed-rate loans, and 6.4% of such loans were adjustable-rate loans.

Our fixed-rate one-to-four family residential real estate loans typically have terms of 10 to 30 years and are generally underwritten according to conventional loan underwriting guidelines when the loan balance meets such guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which as of December 31, 2020 was $510,410 for single-family homes in our market area. We typically sell, servicing-released, our conforming and eligible jumbo fixed-rate one-to-four family owner-occupied residential real estate loans. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans” that we retain in our portfolio. Jumbo loans that we originate typically have 15 to 30 year terms and maximum loan-to-value ratios of 80%. At December 31, 2020, we had $2.7 million in jumbo loans, which represented 8.82% of our one-to-four family owner-occupied residential real estate loans. Our average loan size for jumbo loans was $674,000 at December 31, 2020. Virtually all of our one-to-four family residential real estate loans are secured by properties located in Waukesha County or Milwaukee County, Wisconsin.

We generally limit the loan-to-value ratios of our mortgage loans without private mortgage insurance to 80% of the sales price or appraised value, whichever is lower. Loans where the borrower obtains private mortgage insurance may be made with loan-to-value ratios up to 95%.

Our adjustable-rate one-to-four family residential real estate loans carry terms to maturity ranging from 15 to 30 years and generally have fixed rates for initial terms of five years, although we also offer terms of three or seven years, and adjust annually thereafter at a margin, which in recent years has been tied to a margin above the 12-month Treasury rate. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period, with a lifetime interest rate cap of generally 6% over the initial interest rate of the loan and a rate floor. We typically hold in our loan portfolio our adjustable-rate one-to-four family residential real estate loans.

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

One-to-Four Family Investor-Owned Residential Real Estate Lending. At December 31, 2020, we had $32.6 million of loans secured by one-to-four family investor-owned residential real estate, representing 15.0% of our total loan portfolio. One-to-four family investor-owned residential real estate loans are underwritten pursuant to our commercial lending underwriting criteria. Generally, we require personal guarantees from the borrowers on these properties, and we will not make loans in excess of 80% loan to value on non-owner-occupied properties.

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

Multifamily Residential Real Estate Loans. At December 31, 2020, multifamily residential real estate loans were $29.3 million, or 13.4%, of our total loan portfolio. Our multifamily residential real estate loans are generally secured by properties consisting of five or more rental units in our market area. In addition to originating these loans, we also purchase and participate in multifamily residential real estate loans from other financial institutions. Such loans are independently underwritten according to our policies and require satisfactory documentation review by our legal counsel before we will purchase or participate in such loans. We believe our enhanced credit underwriting and loan administration policies and procedures should address these risks.

We originate a variety of adjustable-rate multifamily residential real estate loans with terms and amortization periods generally up to 20 years, which may include balloon loans. Interest rates and payments on our adjustable-rate multifamily residential real estate loans generally are indexed to the prime rate plus a margin. We generally include pre-payment penalties on multi-family residential real estate loans we originate.

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

At December 31, 2020, our largest multifamily residential real estate loan had an outstanding balance of $4.1 million and was secured by an apartment complex. At December 31, 2020, this loan was performing in accordance with its repayment terms.

Commercial Real Estate Lending. Consistent with our strategy to diversify our loan portfolio and increase our yield, we are focused on increasing our origination of commercial real estate loans. At December 31, 2020, we had $87.6 million in commercial real estate loans, representing 40.2% of our total loan portfolio. Our commercial real estate loans are generally secured by office and industrial buildings, warehouses, small retail facilities and restaurants and other special purpose commercial properties, primarily in southeastern Wisconsin.

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

At December 31, 2020, the average loan size of our outstanding commercial real estate loans was $683,000, and the largest of such loans was a $6.5 million loan secured by a memory care facility. This loan was performing in accordance with its repayment terms at December 31, 2020.

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

Commercial and Industrial Lending. At December 31, 2020, we had $20.8 million of commercial and industrial loans, representing 9.5% of our total loan portfolio. We originate commercial and industrial loans and lines of credit secured by non-real estate business assets. These loans are generally originated to small businesses in our primary market area. Our commercial and industrial loans are generally used by the borrowers for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment, inventory and accounts receivable. Our commercial and industrial loans are generally term loans with terms of three to seven years and lines of credit with terms of one to two years, with a target loan size of $500,000 to $5.0 million. Our commercial and industrial lines of credit are generally priced on an adjustable-rate basis tied to the prime rate. Term loans are generally priced at a spread over the comparable term Federal Home Loan Bank of Chicago rate. We generally obtain personal guarantees with commercial and industrial loans.

At December 31, 2020, the average loan size of our outstanding commercial and industrial loans was $88,000 and our largest outstanding commercial and industrial loan balance was a $1.9 million loan to a leasing company. This loan was performing in accordance with its repayment terms at December 31, 2020.

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

Commercial Development Loans. At December 31, 2020, we had $14.1 million, or 6.5% of our total loan portfolio, in commercial development loans. Our commercial development loans may be made for the construction and development of both one-to-four family residential real estate and commercial real estate projects. Our commercial development loans generally have initial terms of up to 12 months, during which the borrower pays interest only. Upon completion of construction, these loans convert to permanent loans. Our commercial development loans are generally underwritten pursuant to the same guidelines used for originating permanent commercial real estate loans, and have rates and terms comparable to commercial real estate loans that we originate. The maximum loan-to-value of our commercial construction loans is 65% of the lesser of the appraised value of the completed property or the contract price for the land plus the value of the improvements. Before making a commitment to fund a construction loan, we require detailed cost estimates to complete the project and an appraisal of the property by an independent licensed appraiser. Each property is inspected before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method. All borrowers are required to obtain title insurance, property and casualty insurance, and, if the property is determined to be located in a flood zone area, flood insurance. At December 31, 2020, the unadvanced portion of total commercial development loans totaled $11.2 million. At December 31, 2020, our largest commercial development loan had a balance of $3.2 million and was secured by a retail development project and was performing in accordance with its repayment terms.

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

Consumer Lending. To a much lesser extent, we offer a variety of consumer loans to individuals who reside or work in our market area, including home equity lines of credit, new and used automobile loans, boat loans, recreational vehicle loans and loans secured by certificates of deposit. At December 31, 2020, our consumer loan portfolio totaled $3.0 million, or 1.4% of our total loan portfolio. At December 31, 2020, we had $21,000 in unsecured consumer loans.

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

We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. For the years ended December 31, 2020 and 2019, we sold $22.2 million and $19.1 million of one-to-four family owner-occupied residential real estate loans. Subject to market and economic conditions, we intend to continue this sales activity in future periods to generate gain on sale income.

From time to time, we may purchase loan participations secured by properties within and outside of our primary lending market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2020, we had fifteen loans with an aggregate balance of $22.4 million in which we were not the lead lender, all of which were performing in accordance with their original repayment terms. We also have participated out portions of loans that exceeded our loans-to-one borrower legal lending limit and for risk diversification. At December 31, 2020, we had participated out portions of two loans with an aggregate amount of $4.5 million.

The following table sets forth our loan origination, purchase, sale and principal repayment activity during the periods indicated.

	Years Ended December 31,
	2020	2019	2018	2017	2016

	(In thousands)

Total loans, including loans held for sale, at beginning of period	$191,942	$201,577	$173,338	$169,132	$174,396

Loans originated:
Commercial development	3,313	7,987	4,332	2,480	1,873
Commercial real estate	17,604	12,172	12,635	23,892	9,011
Commercial and industrial	10,375	5,899	6,434	3,904	2,637
Residential one-to-four family owner-occupied	18,579	24,819	30,461	30,742	33,688
Residential one-to-four family investor-owned	537	3,287	3,580	4,795	5,783
Multifamily	5,732	4,230	10,455	8,415	5,380
Consumer	337	456	781	368	76
Total loans originated	56,477	58,850	68,678	74,596	58,448

Loans purchased:
Commercial development	414	2,216	—	4,000	—
Commercial real estate	13,649	—	5,327	418	1,975
Commercial and industrial	3,065	606	—	—	—
Residential one-to-four family owner-occupied	3,144	—	—	—	—
Residential one-to-four family investor-owned	2,227	—	—	—	—
Multifamily	—	—	—	—	4,000
Consumer	76	—	—	—	—
Total loans purchased	22,575	2,822	5,327	4,418	5,975

Loans sold:
Commercial real estate	—	—	—	—	—
Residential one-to-four family owner-occupied	(22,263)	(19,092)	(13,003)	(14,440)	(20,175)
Total loans sold	(22,263)	(19,092)	(13,003)	(14,440)	(20,175)

Other:
Principal repayments	(29,065)	(52,215)	(32,763)	(60,368)	(49,512)

Net loan activity	27,724	(9,635)	27,669	4,689	(5,220)
Total loans, including loans held for sale, at end of period	$219,666	$191,942	$201,577	$173,338	$169,132

Loan Approval Procedures and Authority

Pursuant to federal law, the aggregate amount of loans that First Federal Bank of Wisconsin is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of First Federal Bank of Wisconsin’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2020, based on the 15% limitation, First Federal Bank of Wisconsin’s loans-to-one-borrower limit was approximately $11.4 million. On the same date, First Federal Bank of Wisconsin had no borrowers with outstanding balances in excess of this amount. At December 31, 2020, our largest loan relationship with one borrower was for $7.2 million, which was secured by commercial real estate, and the underlying loans were performing in accordance with their repayment terms on that date.

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

Delinquent Loans. The following table sets forth our loan delinquencies by type, by number and by amount of type at the dates indicated.

	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount

	(Dollars in thousands)
At December 31, 2020
Commercial:
Development	—	$—	—	$—	—	$—
Real estate	1	565	—	—	1	565
Commercial and industrial	—	—	2	704	2	704
Residential real estate and consumer:					—
One-to-four family owner-occupied	2	201	—	—	2	201
One-to-four family investor-owned	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	3	$766	2	$704	5	$1,470

At December 31, 2019
Commercial:
Development	—	$—	—	$—	—	$—
Real estate	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Residential real estate and consumer:
One-to-four family owner-occupied	—	—	1	346	1	346
One-to-four family investor-owned	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	—	$—	1	$346	1	$346

At December 31, 2018
Commercial:
Development	—	$—	—	$—	—	$—
Real estate	—	—	—	—	—	—
Commercial and industrial	1	66	—	—	1	66
Residential real estate and consumer:
One-to-four family owner-occupied	1	5	—	—	1	5
One-to-four family investor-owned	1	243	—	—	1	243
Multifamily	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	3	$314	—	$—	3	$314

	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount

	(Dollars in thousands)
At December 31, 2017
Commercial:
Development	—	$—	—	$—	—	$—
Real estate	—	—	—	—	—	—
Commercial and industrial	1	75	1	114	2	189
Residential real estate and consumer:
One-to-four family owner-occupied	4	436	1	69	5	505
One-to-four family investor-owned	3	205	2	244	5	449
Multifamily	—	—	—	—	—	—
Consumer	1	6	—	—	1	6
Total	9	$722	4	$427	13	$1,149

At December 31, 2016
Commercial:
Development	—	$—	—	$—	—	$—
Real estate	—	—	—	—	—	—
Commercial and industrial	1	54	—	—	1	54
Residential real estate and consumer:
One-to-four family owner-occupied	10	1,743	2	407	12	2,150
One-to-four family investor-owned	2	170	3	567	5	737
Multifamily	—	—	—	—	—	—
Consumer	1	2	—	—	1	2
Total	14	$1,969	5	$974	19	$2,943

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

Nonperforming loans were $1.0 million, or 0.48% of total loans, at December 31, 2020 compared to $1.1 million, or 0.56% of total loans, at December 31, 2019 and $720,000, or 0.36% of total loans, at December 31, 2018.

Troubled Debt Restructurings. Loans are accounted for as troubled debt restructurings when a borrower is experiencing financial difficulties that lead to a restructuring of the loan, and First Federal Bank of Wisconsin grants a concession to the borrower that it would not otherwise consider. These concessions include a modification of terms, such as a reduction of the stated interest rate or loan balance, a reduction of accrued interest, an extension of the maturity date at an interest rate lower than current market rate for a new loan with similar risk, or some combination thereof to facilitate payment. Troubled debt restructurings are considered impaired loans. There were no additional funds committed to impaired loans as of December 31, 2020 or 2019.

Loans on non-accrual status at the date of modification are initially classified as non-accrual troubled debt restructurings. At December 31, 2020, we had $990,000 in non-accrual troubled debt restructurings. Our policy provides that troubled debt restructured loans are returned to accrual status after a period of satisfactory and reasonable future payment performance under the terms of the restructuring. Satisfactory payment performance is generally no less than six consecutive months of timely payments. At December 31, 2020, we had $425,000 in accruing troubled debt restructurings.

Nonperforming Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2020	2019	2018	2017	2016

	(In thousands)

Non-accrual loans:
Commercial:
Development	$—	$—	$—	$—	$—
Real estate	—	—	—	—	—
Commercial and industrial	792	14	20	114	126
Residential real estate and consumer:
One-to-four family owner-occupied	47	346	365	580	1,698
One-to-four family investor-owned	206	624	241	549	827
Multifamily	—	—	—	—	248
Consumer	—	86	94	—	—
Total non-performing loans	1,045	1,070	720	1,243	2,899

Foreclosed assets	125	84	69	619	667
Other non-performing assets	—	—	—	—	—
Total non-performing assets	$1,170	$1,154	$789	$1,862	$3,566

Troubled debt restructurings:
Commercial:
Development	$—	$—	$—	$—	$—
Real estate	—	—	—	—	14
Commercial and industrial	824	784	67	192	127
Residential real estate and consumer:
One-to-four family owner-occupied	384	744	785	630	2,104
One-to-four family investor-owned	206	221	241	808	2,454
Multifamily	—	—	—	—	468
Consumer	—	90	108	—	—
Total	$1,414	$1,839	$1,201	$1,630	$5,167

Ratios:
Total non-performing loans to total loans	0.48%	0.56%	0.36%	0.72%	1.72%
Total non-performing loans to total assets	0.31%	0.37%	0.27%	0.48%	1.20%
Total non-performing assets to total assets	0.35%	0.39%	0.30%	0.73%	1.48%

For the year ended December 31, 2020, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $50,000. Interest income recognized on such loans for the year ended December 31, 2020 was $0.

Foreclosed Assets. Foreclosed assets consist of property acquired through formal foreclosure, in-substance foreclosure or by deed in lieu of foreclosure, and are recorded at the lower of recorded investment or fair value less estimated costs to sell. Write-downs from recorded investment to fair value, which are required at the time of foreclosure, are charged to the allowance for loan losses. After transfer, adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. During the year ended December 31, 2020, one loan totaling $347,000 secured by one-to-four family owner-occupied residential property was transferred into foreclosed assets. We had $125,000 and $84,000 of foreclosed assets at December 31, 2020 and 2019, respectively.

Other Loans of Concern. There were no other loans at December 31, 2020 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2020	2019	2018	2017	2016

	(Dollars in thousands)

Balance at beginning of year	$2,264	$2,118	$1,800	$1,478	$1,551
Charge-offs:
Commercial:
Development	—	—	—	—	—
Real estate	—	—	—	—	—
Commercial and industrial	—	—	24	—	—
Residential real estate and consumer:
One-to-four family owner-occupied	—	58	—	51	255
One-to-four family investor-owned	—	—	172	82	493
Multifamily	—	—	—	—	—
Consumer	—	—	—	—	169
Total charge-offs	—	58	196	133	917

Recoveries:
Residential real estate and consumer:
One-to-four family owner-occupied	7	3	1	18	—
One-to-four family investor-owned	20	—	—	18	—
Total recoveries	27	3	1	36	—
Net charge-offs	(27)	55	195	97	917
Provision for loan losses	520	201	513	419	844
Balance at end of year	$2,811	$2,264	$2,118	$1,800	$1,478

Ratios:
Net charge-offs to average loans outstanding	(0.01)%	0.03%	0.10%	0.06%	0.53%
Allowance for loan losses to non-performing loans at end of year	269.00%	211.59%	294.17%	144.81%	50.98%
Allowance for loan losses to total loans at end of year	1.29%	1.18%	1.05%	1.04%	0.88%

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

	At December 31,
	2020			2019
			Percent			Percent
			of Loans			of Loans
		Percent of	in		Percent of	in
		Allowance	Category		Allowance	Category
		to	to		to	to
		Total	Total		Total	Total
	Amount	Allowance	Loans	Amount	Allowance	Loans

	(Dollars in thousands)
Commercial:
Development	$181	6.4%	6.5%	$218	9.6%	9.5%
Real estate	833	29.6	40.2	711	31.4	35.8
Commercial and industrial	820	29.2	9.5	322	14.2	7.2
Residential real estate and consumer:
One-to-four family owner-occupied	347	12.3	14.0	307	13.6	15.3
One-to-four family investor-owned	352	12.5	15.0	417	18.4	14.6
Multifamily	273	9.7	13.4	280	12.4	15.4
Consumer	5	0.2	1.4	9	0.4	2.2
Total allowance for loan losses	$2,811	100.0%	100.0%	$2,264	100.0%	100.0%

	At December 31,
	2018			2017			2016
			Percent			Percent			Percent
			of Loans			of Loans			of Loans
		Percent of	in		Percent of	in		Percent of	in
		Allowance	Category		Allowance	Category		Allowance	Category
		to	to		to	to		to	to
		Total	Total		Total	Total		Total	Total
	Amount	Allowance	Loans	Amount	Allowance	Loans	Amount	Allowance	Loans

	(Dollars in thousands)
Commercial:
Development	$92	4.3%	3.9%	$18	1.0%	0.9%	$23	1.6%	1.5%
Real estate	697	32.9	34.6	537	29.8	30.7	268	18.1	25.1
Commercial and industrial	151	7.1	6.4	105	5.8	5.9	57	3.9	4.6
Residential real estate and consumer:
One-to-four family owner-occupied	433	20.5	20.4	420	23.3	23.9	388	26.2	28.5
One-to-four family investor-owned	407	19.2	16.1	411	22.9	19.4	500	33.8	20.5
Multifamily	334	15.8	17.2	306	17.0	18.3	195	13.2	18.9
Consumer	4	0.2	1.4	3	0.2	0.9	47	3.2	0.9
Total allowance for loan losses	$2,118	100.0%	100.0%	$1,800	100.0%	100.0%	$1,478	100.0%	100.0%

At December 31, 2020, our allowance for loan losses represented 1.29% of total loans and 269.0% of non-performing loans, and at December 31, 2019, our allowance for loan losses represented 1.18% of total loans and 211.59% of non-performing loans. There were no charge-offs during the year ended December 31, 2020 and $55,000 in net loan charge-offs during the year ended December 31, 2019.

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

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises and municipal governments, deposits at the Federal Home Loan Bank of Chicago, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities. We also are required to maintain an investment in Federal Home Loan Bank of Chicago stock. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2020.

The following table sets forth the amortized cost and fair value of our investment securities portfolio (excluding Federal Home Loan Bank of Chicago and Bankers’ Bank common stock) at the dates indicated. At the dates indicated, all of our investment securities were held as available-for-sale.

	At December 31,
	2020		2019		2018
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(In thousands)
U.S. government and agency securities	$717	$754	$944	$958	$1,299	$1,307
State and political subdivision securities	15,012	15,605	8,590	8,605	8,381	8,295
Mortgage-backed securities	36,347	37,680	35,095	35,482	29,164	28,536
Certificates of deposits	7,880	7,937	1,000	1,017	1,500	1,446
Corporate debt securities	2,179	2,267	2,080	2,117	4,220	4,167
Total securities available for sale	$62,135	$64,243	$47,709	$48,179	$44,564	$43,751

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2020 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All of our investment securities at this date were held as available-for-sale.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield

	(Dollars in thousands)
U.S. government and agency securities	$100	2.7%	$617	3.42%	$—	—%	$—	—%	$717	$754	3.39%
State and political subdivision securities	171	1.61	1,758	2.79	5,787	2.70	7,296	2.51	15,012	15,605	2.50
Mortgage-backed securities	1,816	1.75	25,823	1.84	6,726	2.46	1,982	2.75	36,347	37,680	2.06
Certificates of deposits	7,380	1.79	250	2.35	250	2.75	—	—	7,880	7,937	1.79
Corporate debt securities	—	—	1,025	2.75	1,154	5.13	—	—	2,179	2,267	3.64
Total securities available for sale	$9,467	4.12%	$29,473	2.82%	$13,917	2.70%	$9,278	2.68%	$62,135	$64,243	2.74%

U.S. Government and Agency Obligations. At December 31, 2020, we had U.S. government and agency securities totaling $754,000, which constituted 1.2% of our securities portfolio. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent we deem appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Corporate Debt Securities. At December 31, 2020, we had corporate debt securities totaling $2.3 million, which constituted 3.5% of our securities portfolio. All of our corporate debt securities are investment grade. These securities generally provide slightly higher yields than U.S. government and agency securities and mortgage-backed securities.

State and Political Subdivision (“Municipal”) Securities. At December 31, 2020, we had municipal securities totaling $15.6 million, which constituted 24.3% of our securities portfolio. Our current municipal securities have a weighted average maturity of 11.0 years. These securities often provide slightly higher after-tax yields than U.S. government and agency securities and mortgage-backed securities, but are not as liquid as other investments, so we typically maintain investments in municipal securities, to the extent appropriate, for generating returns in our investment portfolio.

Mortgage-Backed Securities. At December 31, 2020, we had mortgage-backed securities totaling $37.7 million, which constituted 58.7% of our securities portfolio, including $12.6 million of agency collateralized mortgage obligations (CMOs). Of the $37.7 million of mortgage-backed securities, $8.5 million were commercial and $29.2 million were residential mortgage-backed securities. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Residential mortgage-backed securities typically are collateralized by pools of one-to-four family or multi-family mortgages, although we invest primarily in mortgage-backed securities backed by one-to-four family mortgages. Commercial mortgage-backed securities typically are collateralized by pools of commercial mortgage loans. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as First Federal Bank of Wisconsin. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are either backed by Ginnie Mae, a U.S. government agency, the Small Business Administration or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.

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

Other Equity Securities. We held common stock of the Federal Home Loan Bank of Chicago in connection with our borrowing activities totaling $850,700 at December 31, 2020. The Federal Home Loan Bank of Chicago common stock is carried at cost. We may be required to purchase additional Federal Home Loan Bank of Chicago stock if we increase borrowings in the future. In addition, we held Bankers’ Bank stock totaling $427,500 at December 31, 2020.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for certain of our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. At December 31, 2020, our balance in bank-owned life insurance totaled $7.3 million and was issued by two insurance companies, both of which were rated AA+ by Standard & Poors.

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

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including noninterest-bearing checking accounts, interest-bearing checking accounts, money market accounts, statement savings, health savings and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We may, from time to time, utilize brokered certificates of deposit and online sources as alternative funding. At December 31, 2020, our core deposits, which are deposits other than certificates of deposit, were $176.0 million, representing 77.7% of total deposits. As part of our business strategy, we intend to continue our effort to increase our core deposits through our commercial product offerings.

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

The following tables set forth the distribution of total deposit accounts, by account type, for the periods indicated.

	For the Years Ended December 31,
	2020			2019			2018
	Average		Weighted	Average		Weighted	Average		Weighted
	Balance	Percent	Average Rate	Balance	Percent	Average Rate	Balance	Percent	Average Rate

	(Dollars in thousands)
Deposit type:
Noninterest- bearing checking	$51,802	22.87%	—%	$21,737	11.96%	—%	$19,631	10.92%	—%
Interest-bearing checking	10,899	4.81	0.40	5,903	3.25	0.49	5,225	2.91	0.46
Money market	70,455	31.11	0.68	46,700	25.69	1.37	51,855	28.83	0.84
Statement savings	31,977	14.12	0.12	14,347	7.89	0.12	15,394	8.56	0.19
Health savings	10,854	4.79	0.20	11,014	6.06	0.31	11,462	6.37	0.26
Certificates of deposit	50,511	22.30	1.77	82,073	45.15	2.10	76,277	42.41	1.52
Total deposits	$226,498	100.00%	0.65%	$181,774	100.00%	1.35%	$179,844	100.00%	0.93%

As of December 31, 2020, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $250,000 was approximately $9.5 million. Included in this total is $2.6 million of wholesale certificates of deposit. The following table sets forth the maturity of those certificates of deposit as of December 31, 2020.

At
December 31,
2020
(In thousands)
Three months or less	$10,820
Over three months through six months	8,659
Over six months through one year	18,414
Over one year to three years	11,122
Over three years	1,496
Total	$50,511

Borrowed Funds. We may obtain advances from the Federal Home Loan Bank of Chicago upon the security of our capital stock in the Federal Home Loan Bank of Chicago and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile. At December 31, 2020, we had $7.5 million in advances from the Federal Home Loan Bank of Chicago. At December 31, 2020, our available and unused portion of this borrowing agreement based on the amount of FHLB stock owned was $13.9 million.

Additionally, at December 31, 2020 we had a $7 million federal funds rate line of credit with the Bankers’ Bank of Wisconsin, of which $0 was drawn at December 31, 2020. We also has the authority to borrow through the Federal Reserve’s Discount Window.

The following table sets forth information concerning balances and interest rates on our borrowings at and for the periods shown:

	At or For the Years Ended
	December 31,
	2020	2019	2018

	(Dollars in thousands)
Balance at end of period	$7,500	$11,500	$17,750
Average balance during period	$13,841	$15,992	$22,552
Maximum outstanding at any month end	$22,500	$19,350	$39,900
Weighted average interest rate at end of period	0.90%	2.10%	2.10%
Average interest rate during period	1.33%	2.14%	1.92%

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

Personnel

As of December 31, 2020, we had 43 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

TAXATION

FFBW, Inc. and First Federal Bank of Wisconsin are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal and state taxation is intended only to summarize material income tax matters and is not a comprehensive description of the tax rules applicable to FFBW, Inc. and First Federal Bank of Wisconsin.

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

State Taxation

FFBW, Inc. is subject to the Wisconsin corporate franchise (income) tax. Wisconsin imposes a corporate franchise tax of 7.9% on the combined taxable incomes of the members of FFBW, Inc.’s consolidated income tax group, which will include First Federal Bank of Wisconsin.

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

Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a Common Equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a Tier 1 capital to risk-weighted assets ratio of 6.0%, a total capital to risk-weighted assets of 8.0%, and a 4.0% Tier 1 capital to adjusted average total assets leverage ratio. These capital requirements were effective January 1, 2015 and are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

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

Legislation enacted in May 2018 requires the federal banking agencies, including the Federal Reserve Board, to establish a “community back leverage ratio” of between 8% to 10% of average total consolidated assets for qualifying institutions with assets of less than $10 billion. Institutions with capital meeting the specified requirements and electing to follow the alternative framework are deemed to comply with the applicable regulatory capital requirements, including the risk based requirements. The federal regulators issued a final rule that set the optional “community bank leverage ratio” at 9%. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two quarter grace period to regain compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable regulatory capital requirements.

The CARES Act lowered the community bank leverage ratio to 8%, with federal regulation making the reduced ratio effective April 23, 2020. Another regulation was issued to transition back to the 9% community bank leverage ratio by increasing the ratio to 8.5% for calendar year 2021and to 9% thereafter.

At December 31, 2020, First Federal Bank of Wisconsin’s capital exceeded all applicable requirements including the applicable capital conservation buffer.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by “readily marketable collateral,” which generally includes certain financial instruments (but not real estate). As of December 31, 2020, First Federal Bank of Wisconsin was in compliance with the loans-to-one borrower limitations.

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

Prompt Corrective Action. Under the federal Prompt Corrective Action statute, the Office of the Comptroller of the Currency is required to take supervisory actions against undercapitalized institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital. An institution that has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity Tier 1 ratio of less than 4.5% or a leverage ratio of less than 4.0% is considered to be “undercapitalized.” A savings institution that has total risk-based capital of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a common equity Tier 1 ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized.” A savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.”

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

At December 31, 2020, First Federal Bank of Wisconsin met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10.0%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%.

Qualified Thrift Lender Test. As a federal savings association, First Federal Bank of Wisconsin must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, First Federal Bank of Wisconsin must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of every 12-month period. “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

Alternatively, First Federal Bank of Wisconsin may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings association that fails the QTL test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2020, First Federal Bank of Wisconsin satisfied the QTL test.

Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the savings association’s capital account. A federal savings association must file an application with the Office of the Comptroller of the Currency for approval of a capital distribution if:

● the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

● the savings association would not be at least adequately capitalized following the distribution;

● the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or

● the savings association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company, such as First Federal Bank of Wisconsin, must file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend.

An application or notice related to a capital distribution may be disapproved if:

● the federal savings association would be undercapitalized following the distribution;

● the proposed capital distribution raises safety and soundness concerns; or

● the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

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

In June 2020, the OCC issued a final rule clarifying and expanding the activities that qualify for Community Reinvestment Act credit and, according to the agency, seeking to create a more consistent and objective method for evaluating Community Reinvestment Act performance. The final rule was effective October 1, 2020, but compliance with certain of the revised requirements is not mandatory until January 1, 2024 for institutions for First Federal Bank of Wisconsin’s asset size.

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

First Federal Bank of Wisconsin’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

● be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

● not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of First Federal Bank of Wisconsin’s capital.

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

Under the FDIC’s risk-based assessment system, institutions deemed less risky of failure pay lower assessments. Assessments for institutions of less than $10 billion in assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years.

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

Federal Home Loan Bank System. First Federal Bank of Wisconsin is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Chicago, First Federal Bank of Wisconsin is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2020, First Federal Bank of Wisconsin was in compliance with this requirement.

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

Other Regulations

Interest and other charges collected or contracted for by First Federal Bank of Wisconsin are subject to state usury laws and federal laws concerning interest rates. First Federal Bank of Wisconsin’s operations are also subject to federal laws applicable to credit transactions, such as the:

● Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

● Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

● Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

● Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

● Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

● Truth in Savings Act; and

● rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of First Federal Bank of Wisconsin also are subject to the:

● Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

● Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

● Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

● The USA PATRIOT Act, which requires savings associations to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

● The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

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

Savings and loan holding companies of under $3 billion in consolidated assets remain exempt from consolidated regulatory capital requirements, unless the Federal Reserve determines otherwise in particular cases.

The Federal Reserve Board has promulgated regulations implementing the “source of strength” doctrine that require holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve Board has issued supervisory policies regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Federal Reserve Board guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of capital distributions previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. Federal Reserve Board guidance also states that a holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of FFBW, Inc. to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

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

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company, such as FFBW, Inc., unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquirer has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. There is a presumption of control upon the acquisition of 10% or more of a class of voting stock under certain circumstances, such as where the holding company involved has its shares registered under the Securities Exchange Act of 1934.

The Federal Reserve Board has adopted a final rule, effective September 30, 2020 that revises its framework for determining whether a company has a “controlling influence” over a bank or savings and loan holding company for purposes of the Bank and Savings and Loan Holding Company Acts.

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

Availability of Annual Report on Form 10-K

This Annual Report on Form 10-K is available on our website at www.firstfederalwisconsin.com. Information on the website is not incorporated into, and is not otherwise considered a part of, this Annual Report on Form 10-K.

ITEM 1A.       Risk Factors

The presentation of Risk Factors is not required for smaller reporting companies like FFBW, Inc.

ITEM 1B.      Unresolved Staff Comments

None.

ITEM 2.        Properties

As of December 31, 2020, the net book value of our real properties, including land, was $5.8 million. The following is a list of our offices:

		Year	Net Book Value of
		Acquired	Real
Location	Leased or Owned	or Leased	Property
			(In thousands)
Home Banking Office

1617 East Racine Avenue	Leased	2017	—
Waukesha, Wisconsin 53186

Branch Offices:

Brookfield Office	Owned	2015	4,035
1360 South Moorland Road
Brookfield, Wisconsin 53005

West Office	Owned	1984	746
1801 Summit Avenue
Waukesha, Wisconsin 53188

Bay View Office	Leased	2017	—
3974 South Howell Avenue
Milwaukee, Wisconsin 53207

Historic Mitchell Street Office	Owned	2020	999
1039 West Mitchell Street
Milwaukee, Wisconsin 53204

National Avenue Branch	Leased	2020	—
12400 West National Avenue
New Berlin, Wisconsin 53151

ITEM 3.        Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2020, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.        Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market, Holder and Dividend Information. The Company’s common stock is listed on the NASDAQ Capital Market under the symbol “FFBW.” The approximate number of holders of record of FFBW common stock as of March 26, 2021, was 660. Certain shares of FFBW, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

FFBW, Inc. does not currently pay cash dividends on its common stock. Dividend payments by FFBW, Inc. are dependent, in part, on dividends it receives from First Federal Bank of Wisconsin, because FFBW, Inc. has no source of income other than dividends from First Federal Bank of Wisconsin, earnings from the investment of proceeds from the sale of shares of common stock in the stock offering which closed in January 2020 retained by FFBW, Inc. and interest payments with respect to our loan to the Employee Stock Ownership Plan. See “Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Capital Distributions.”

The Federal Reserve Board has issued supervisory policies providing that dividends should be paid only out of current earnings and only if our prospective rate of earnings retention is consistent with our capital needs, asset quality and overall financial condition. Federal Reserve Board guidance also provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the holding company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the holding company’s overall rate or earnings retention is inconsistent with its capital needs and overall financial condition. In addition, First Federal Bank of Wisconsin’s ability to pay dividends will be limited if it does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future. Special cash dividends, stock dividends or returns of capital, to the extent permitted by regulations and policies of the Federal Reserve Board and the Office of the Comptroller of the Currency, may be paid in addition to, or in lieu of, regular cash dividends.

(b)   Report of Offering of Securities and Use of Proceeds Therefrom. Not applicable.

(c)   Securities Authorized for Issuance Under Equity Compensation Plans. At December 31, 2020, there were no compensation plans under which equity securities of FFBW, Inc. were authorized for issuance other than the Equity Incentive Plan. See Part III, Item 12.

ITEM 6.        Selected Financial Data

Not required for smaller reporting companies.

ITEM 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the audited and unaudited financial statements, which appear beginning on page F-2 of this Annual Report on Form 10-K.

Business Strategy

Our goal is to provide long-term value to our stockholders, customers and employees and the communities we serve by executing a safe and sound business strategy that produces increasing earnings. We believe there is a significant opportunity for a community-focused bank to provide a full range of financial services to commercial and retail customers in our market area.

Our current business strategy consists of the following:

●	Grow organically while managing operating expense and risk. As a result of our executive management team and infrastructure, increased loan personnel and enhanced loan policies and procedures and credit administration processes, and given our attractive market area, we believe we are well-positioned to increase the size of our balance sheet without a proportional increase in overhead expense or operating risk.
●	Grow through opportunistic bank or branch acquisitions or de novo branching. In addition to our expected organic growth, we intend to pursue a business strategy to grow through whole bank and/or branch acquisitions, in each case where we believe the acquisition would enhance over a relatively short period of time the value of our franchise and yield potential financial benefits for our stockholders. Although we believe opportunities exist to increase our market share in our historical markets, we expect to continue to expand into nearby markets in southeastern Wisconsin. We will consider expanding our branch network by establishing new (“de novo”) branches and/or adding loan production offices. We believe that the capital raised in the 2020 offering provides us the opportunity to make additional acquisitions of other financial institutions or branches thereof, and will help fund improvements in our operating facilities, credit reporting and customer delivery services in order to enhance our competitiveness. Our board of directors has a Mergers & Acquisitions Committee in order to enhance our ability to review and assess future merger and acquisition opportunities. Additionally, we believe that our experienced management team, led by our president and chief executive officer Edward H. Schaefer, will enable us to seek and review these opportunities in an efficient and prudent manner.
●	Grow our loan portfolio prudently with a focus on diversifying the portfolio, particularly in commercial real estate and commercial and industrial lending. Our principal business activity historically has been the origination of residential mortgage loans for retention in our loan portfolio, and we intend to retain our presence as a mortgage lender in our market area. In recent years, we believe that we have implemented a stronger sales culture in our institution and we intend to continue to increase our emphasis on the origination of commercial real estate and commercial and industrial loans. Since 2016 we have added four new loan officers, including two commercial loan officers, and a senior vice president of lending and we intend to add additional lenders as we grow the Company. Additionally, in recent years we have conducted an extensive review of, and have enhanced, our credit, underwriting, information technology and compliance operations. We believe all of these actions have properly positioned our institution to achieve prudent, organic and consistent growth in the future. The capital we raised in our stock offering which closed in January 2020 will continue to support an increase in our lending limits, which will enable us to originate larger loans to new and existing customers.
●	Continue to increase core deposits, with an emphasis on low cost commercial demand deposits. We seek core deposits to provide a stable source of funds to support loan growth at costs consistent with improving our net interest rate spread and margin. Core deposits also help us maintain loan-to-deposit

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
●	Manage credit risk to maintain a low level of non-performing assets. We believe strong asset quality is a key to our long-term financial success. Our strategy for credit risk management focuses on having an experienced team of credit professionals, well-defined policies and procedures, appropriate loan underwriting criteria and active credit monitoring. In recent years we have conducted an extensive review of, and have enhanced, our credit, underwriting and loan processing policies and procedures. Our nonperforming assets to total assets ratio was 0.35% at December 31, 2020, compared to 0.39% at December 31, 2019. We will continue to increase our investment in our credit review function, both in personnel as well as ancillary systems, as necessary, in order to be able to evaluate more complex loans and better manage credit risk, which will also support our intended loan growth.

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

Comparison of Financial Condition at December 31, 2020 and December 31, 2019

Total Assets. Total assets increased $46.8 million, or 16.0%, to $339.0 million at December 31, 2020 from $292.2 million at December 31, 2019. The increase was primarily a result of increases in net loans of $25.4 million, an increase in available for sale securities of $16.1 million, and an increase in cash and cash equivalents of $2.1 million.

Cash and cash equivalents. Cash and cash equivalents increased $2.1 million, or 5.3%, to $41.5 million at December 31, 2020 from $39.4 million at December 31, 2019. The increase was a result of the acquisition in December 2020 offset by deployment of cash received as a result of the stock offering which closed in January 2020.

Net Loans. Net loans increased $25.4 million, or 13.4%, to $214.7 million at December 31, 2020 from $189.3 million at December 31, 2019. The increase resulted from net of increases in commercial and industrial loans of $7.1 million, or 51.7%, commercial real estate loans of $19.0 million, or 27.7%, one-to-four family owner-occupied loans of $1.2 million , or 4.0%, and one-to-four family investor-owned loans of $4.6 million, or 16.2% offset by decreases of $4.1 million, or 22.7%, in commercial development loans, $228,000, or 0.8%, in multifamily loans and $1.2 million, or 13.7%, in consumer loans.

During the years ended December 31, 2020 and 2019, we sold $22.3 million and $19.1 million, respectively, of one-to-four family owner-occupied residential real estate loans, on a servicing-released basis. Subject to market and economic conditions, management intends to continue this sales activity in future periods to generate gain on sale of loans income.

Available for sale securities. Available for sale securities increased $16.0 million, or 33.3%, to $64.2 million at December 31, 2020 from $48.2 million at December 31, 2019. The increase resulted primarily from deploying funds received from the stock offering which closed in January 2020.

Premises and equipment. Premises and equipment increased $787,000, or 16.4%, to $5.6 million at December 31, 2020 from $4.8 million at December 31, 2019. The purchased assets of Mitchell Bank resulted in an increase of $1.0 million, primarily in land and buildings.

Other equity investments. Other equity investments increased $449,000, or 64.0%, to $1.3 million at December 31, 2020 from $780,000 at December 31, 2019. The increase resulted primarily from an increase in Bankers’ Bank stock of $248,000 and an increase in FHLB stock outstanding of $251,000.

Deposits. Deposits increased $9.2 million, or 4.26%, to $226.5 million at December 31, 2020 from $217.3 million at December 31, 2019. Non-interest-bearing checking accounts increased $31.1 million, or 149.9%, to $51.8 million from $20.7 million at December 31, 2019, interest-bearing checking accounts increased $4.0 million, or 57.0%, to $10.9 million at December 31, 2020 from $6.9 million at December 31, 2019, money market accounts increased $23.8 million, or 51.0%, to $70.5 million at December 31, 2020, compared to $46.7 million at December 31, 2019, statement savings accounts increased $19.6 million, or 158.7% to $32.0 million from $12.4 million at December 31, 2019 and health savings accounts increased $184,000, or 1.7%, to $10.9 million from $10.7 million at December 31, 2019. Partially offsetting these increases, certificates of deposit decreased $16.7 million, or 24.9%, to $50.2 million as of December 31, 2020 from $67.2 million as of December 31, 2019 and there was a decrease of 100% in stock offering subscription deposits of $52.6 million. Included in the certificates of deposit were brokered deposits of $1 million as of December 31, 2020 and $8 million as of December 31, 2019.

Borrowings. Borrowings, consisting entirely of FHLB advances, totaled $7.5 million at December 31, 2020 compared to $11.5 million at December 31, 2019. The aggregate cost of outstanding advances from the FHLB was 0.9% at December 31, 2020, compared to the Bank’s cost of deposits of 0.8% at that date.

Other liabilities. Other liabilities increased $66,000, or 4.4%, to $1.6 million at December 31, 2020 from $1.5 million at December 31, 2019.

Total Equity. Total equity increased $41.4 million, or 66.9%, to $103.3 million at December 31, 2020 from $61.9 million at December 31, 2019. The increase resulted primarily from $40.1 million of net proceeds from the stock offering which closed in January 2020 and net income of $1.8 million for 2020.

Comparison of Operating Results for the Years Ended December 31, 2020 and December 31, 2019

General. We had net income of $1.8 million for the year ended December 31, 2020, compared to net income of $1.6 million for the year ended December 31, 2019, an increase of $278,000, or 17.7%. The increase in net income was the net effect of an increase in net interest income after provision for loan losses of $745,000, or 9.0%, and an increase in noninterest income of $94,000, or 9.0%, offset in part by an increase in noninterest expense of $500,000, or 6.9%.

Interest and dividend income. Interest and dividend income decreased $106,000, or 0.9%, to $11.1 million for the year ended December 31, 2020 from $11.2 million for the year ended December 31, 2019. The decrease was primarily attributable to a $187,000 decrease in interest on loans, partially offset by an increase in interest on available for sale securities of $36,000.

Interest Expense. Interest expense decreased $1.2 million, or 42.0%, to $1.6 million for the year ended December 31, 2020, from $2.8 million for the year ended December 31, 2019. Interest expense on interest-bearing deposits decreased $1.0 million, or 41.3%, year to year. The average cost of our interest-bearing deposits decreased 52 basis points to 1.01% from 1.5%, while the average balance of interest-bearing deposits decreased by $17.6 million, or 11.0%, during the same period. Interest expense on borrowings, consisting entirely of FHLB advances, decreased $160,000, or 46.6%, to $183,000 during the year ended December 31, 2020 from $343,000 during the year ended December 31, 2019, as the average balance of borrowings decreased $2.2 million to $13.2 million for the 2020 period from $15.6 million for 2019, and the cost of borrowings decreased 81 basis points to 1.3% for 2020 from 2.1% for 2019.

Net Interest Income. Net interest income increased $1.1 million, or 12.6%, to $9.5 million for the year ended December 31, 2020 from $8.4 million for the year ended December 31, 2019. Average net interest-earning assets increased $46.0 million to $116.6 million for 2020 from $70.6 million for 2019. Our net interest rate spread increased to

3.04% for the year ended December 31, 2020 from 2.97% for the year ended December 31, 2019, and our net interest margin increased to 3.48% for 2020 from 3.42% for 2019.

Provision for Loan Losses. We recorded a provision for loan losses of $520,000 for the year ended December 31, 2020, compared to a $201,000 provision for the year ended December 31, 2019. The allowance for loan losses was $2.8 million, or 1.29% of total loans at December 31, 2020, compared to $2.3 million, or 1.18% of total loans, at December 31, 2019. Classified (substandard, doubtful and loss) loans increased to $992,000 at December 31, 2020 from $638,000 at December 31, 2019. Total nonperforming loans were $1.0 million at December 31, 2020 and $1.1 million at December 31, 2019. There were ($27,000) of net charge-offs for the year ended December 31, 2020, compared to $55,000 for the prior year period. At December 31, 2020, $341,000, or 32.6%, of the nonperforming loans were contractually current.

Noninterest Income. Noninterest income increased $94,000, or 9.0% in 2020 versus 2019. The increase was primarily due to the gain on sale of loans increasing $106,000 in 2020 compared to 2019.

Noninterest Expense. Noninterest expense increased $500,000, or 6.9%, to $7.7 million for the year ended December 31, 2020 from $7.2 million for the year ended December 31, 2019. The increase was due primarily to an increase of $393,000, or 65.7%, in data processing expense to $991,000 for the year ended December 31, 2020 from $598,000 for the year ended December 31, 2019 and an increase of $141,000, or 36.6%, in professional fees to $526,000 for the year ended December 31, 2020 from $385,000 for the year ended December 31, 2019. The increases resulted primarily from expenses paid for the acquisition and conversion of Mitchell Bank.

Income Tax Expense. We recorded an income tax expense of $566,000 for the year ended December 31, 2020 compared to $502,000 for the year ended December 31, 2019, an increase of $64,000, or 12.7%, due to an increase in income before income taxes of $339,000.

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

	For the Year Ended December 31,
	2020			2019			2018
	Average			Average			Average
	Outstanding			Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Yield/ Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(in thousands)			(in thousands)
Interest-earning assets:
Loans	$205,351	$9,770	4.76%	$197,766	$9,957	5.03%	$189,233	$9,192	4.86%
Available for sale securities	58,387	1,202	2.06%	44,316	1,166	2.63%	55,030	1,339	2.43
Interest-bearing deposits	8,097	109	1.35%	3,838	73	1.90%	2,278	42	1.84
Other equity investments	1,039	44	4.23%	712	35	4.92%	765	36	4.71
Total interest-earning assets	272,874	11,125	4.08%	246,632	11,231	4.55%	247,306	10,609	4.29
Noninterest-earning assets	17,964			16,638			20,763
Allowance for loan losses	(2,762)			(2,221)			(1,912)
Total assets	$288,076			$261,049			$266,157

Interest-bearing liabilities:
Demand accounts	$7,781	31	0.40%	$5,903	29	0.49%	$5,225	24	0.46%
Money market accounts	52,367	354	0.68%	46,700	638	1.37%	51,855	433	0.84
Savings accounts	14,437	18	0.12%	14,347	17	0.12%	15,394	29	0.19
Health savings accounts	10,926	22	0.20%	11,014	34	0.31%	11,462	30	0.26
Certificates of deposit	56,954	1,010	1.77%	82,073	1,727	2.10%	76,277	1,161	1.52
Total interest-bearing deposits	142,465	1,435	1.01%	160,037	2,445	1.53%	160,213	1,677	1.05
Borrowings	13,806	183	1.33%	15,992	343	2.14%	22,552	432	1.92
Total interest-bearing liabilities	156,271	1,618	1.04%	176,029	2,788	1.58%	182,765	2,109	1.15
Noninterest-bearing deposits	30,091			21,737			19,631
Other non-interest bearing liabilities	28,679			2,121			229
Total liabilities	215,041			199,887			202,625
Equity	73,035			61,162			63,532
Total liabilities and equity	$288,076			$261,049			$266,157
Net interest income		9,507			8,443			$8,500
Net interest rate spread(1)			3.04%			2.97%			3.14%
Net interest-earning assets(2)	116,603			70,603			$64,541
Net interest margin(3)			3.48%			3.42%			3.44%
Average of interest-earning assets to interest-bearing liabilities	174.62%			140.11%			135%

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.

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

	For Year Ended December 31,
	2020 vs. 2019
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$382	$(569)	$(187)
Available for sale securities	370	(334)	36
Interest-bearing deposits	81	(45)	36
Other equity investments	16	(7)	9
Total interest-earning assets	$849	$(955)	$(106)

Interest-bearing liabilities:
Demand accounts	$17	$(15)	$2
Money market accounts	167	(451)	(284)
Savings accounts	2	(1)	1
Health savings accounts	(1)	(11)	(12)
Certificates of deposit	(701)	(16)	(717)
Total deposits	$(516)	$(494)	$(1,010)
Borrowings	(56)	(104)	(160)
Total interest-bearing liabilities	(572)	(598)	(1,170)
Change in net interest income	$1,421	$(357)	$1,064

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

Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings. Among the techniques we use to manage interest rate risk are:

● originating commercial real estate, multifamily and commercial and industrial loans, all of which tend to have shorter terms and higher interest rates than one-to-four family owner-occupied residential real estate loans, and which generate customer relationships that can result in larger noninterest-bearing checking accounts;

● selling substantially all of our conforming and eligible jumbo, longer-term, fixed-rate one-to-four owner-occupied residential real estate loans and retaining the non-conforming and shorter-term, fixed-rate and adjustable-rate one-to-four family residential real estate loans that we originate, subject to market conditions and periodic review of our asset/liability management needs; and

● reducing our dependence on certificates of deposit to support lending and investment activities and increasing our reliance on core deposits, including checking accounts and savings accounts, which are less interest rate sensitive than certificates of deposit.

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

The tables below set forth, as of December 31, 2020, the estimated changes in our NPV that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		Estimated Increase		NPV as a Percentage of Present
Change in		(Decrease) in NPV		Value of Assets (3)
Interest					Increase
Rates (basis	Estimated			NPV	(Decrease)
points) (1)	NPV (2)	Amount	Percent	Ratio (4)	(basis points)
(Dollars in thousands)
300	$81,203	$2,638	3.36%	25.12%	2.00%
200	81,302	2,737	3.48%	24.69%	1.57
100	80,180	1,615	2.06%	23.96%	0.84
—	78,565	—	—%	23.12%	—
-100	78,614	49	0.06%	22.96%	(0.16)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The tables above indicate that at December 31, 2020, in the event of a 100 basis point decrease in interest rates, we would have experienced a .06% increase in NPV. In the event of a 200 basis point increase in interest rates at December 31, 2020, we would have experienced a 3.48% increase in NPV.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB-Chicago. At December 31, 2020, we had $7.5 million outstanding in advances from the FHLB-Chicago. At December 31, 2020 we had $13.9 million available additional FHLB-Chicago advances based on the FHLB stock owned.

Additionally, at December 31, 2020 we had a $7 million federal funds rate line of credit with the Bankers’ Bank of Wisconsin, of which $0 was drawn at December 31, 2020.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.8 million and $2.7 million for the years ended December 31, 2020 and 2019, respectively. Net cash provided by investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans, the sale of securities and proceeds from maturing securities, pay downs on securities and cash received from acquisitions, was $13.9 million and $5.8 million for the years ended December 31, 2020 and 2019, respectively. Net cash provided by (used in) financing activities, consisting of activity in deposit accounts and FHLB advances, was ($13.6 million) and $26.3 million for the years ended December 31, 2020 and 2019, respectively.

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

At December 31, 2020, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $73.7 million, or 25.2% of adjusted total assets, which is above the well-capitalized required level of $14.6 million, or 5.0%; and total risk-based capital of $76.4 million, or 34.3% of risk-weighted assets, which is above the well-capitalized required level of $22.3 million, or 10.0%. Management is not aware of any conditions or events since December 31, 2020, that would change our category.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. For additional information, see Note 11 - "Commitments and Contingencies" of the Notes to the Financial Statements beginning on page F-2 of this Annual Report on Form 10-K.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowings and deposits, and agreements with respect to securities.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 1- "Summary of Significant Accounting Policies" of the notes to our financial statements beginning on page F-2 of this this Annual Report on Form 10-K.

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

ITEM 8.          Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are presented in this Annual Report on Form 10-K beginning at page F-2.

ITEM 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.       Controls and Procedures

(a)    An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2020. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

As of December 31, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework of 2013. Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2020 is effective using these criteria.

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

During the year ended December 31, 2020, there were no changes made in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.         Other Information

None.

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

The information contained under the sections captioned “Proposal I – Election of Directors” in the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

ITEM 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)          Securities Authorized for issuance under Stock-Based Compensation Plans

The following table sets forth information as of December 31, 2020 with respect to compensation plans under which shares of our common stock may be issued:

Number of Shares
Remaining
Available
for Future
Issuance
	Number of Shares to		Under Equity
	be Issued upon	Weighted	Compensation
	Exercise of	Average Exercise	Plans
	Outstanding	Price of	(Excluding Shares
	Options,	Outstanding	Reflected in the
	warrants and	Options, warrants	first
Plan Category	rights	and rights	column)(1)
Equity compensation plans approved by stockholders	269,220	10.51	103,306
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	269,220	10.51	103,306

(1)	Includes unexercised options and unissued restricted shares.

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

PART IV

ITEM 15.         Exhibits and Financial Statement Schedules

(a)(1)     Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated balance Sheets as of December 31, 2020 and 2019

(C)	Consolidated Statements of Operations for the years ended December 31, 2020 and 2019

(D)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020 and 2019

(E)	Consolidated Statements of Changes in Equity for the years ended December 31, 2020 and 2019

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019

(G)	Notes to Consolidated Financial Statements.

(a)(2)     Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)    Exhibits

3.1	Amended and Restated Articles of Incorporation of FFBW(1)
3.2	Bylaws of FFBW(2)
4.1	Form of Common Stock Certificate of FFBW(2)
4.2	Description of FFBW’s Securities(3)
10.1	Amended and Restated Employment Agreement with Edward H. Schaefer(4)
10.2	Deferred Compensation Agreement with Edward H. Schaefer(5)
10.3	Amended and Restated Deferred Compensation Agreement with Gary Riley(5)
10.4	Split-Dollar Life Agreement with Edward H. Schaefer(6)
10.5	FFBW, Inc. 2018 Equity Incentive Plan(7)
21	Subsidiaries(3)
23	Consent of Wipfli LLP
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to pre-effective amendment No. 1 to the Registration Statement on Form S-1 (file no. 333-233740), filed on November 1, 2019.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 26, 2020.
(3)	Incorporated by reference to the footnote on Form 10-K for the year ended December 31, 2019, filed on March 26, 2020.
(4)	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-233740), filed on September 13, 2019.
(5)	Incorporated by reference to the Current Report on Form 8-K filed on January 16, 2020.
(6)	Incorporated by reference to Exhibit 10.4 the Registration Statement on Form S-1 (file no. 333-218736), filed by FFBW, Inc., a federal corporation, on June 14, 2017.

(7)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by FFBW, Inc., a federal corporation, on October 17, 2018.
(8)	Incorporated by reference to Appendix A of the Proxy Statement of FFBW, Inc., a federal corporation, filed on October 17, 2018

ITEM16.         Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of FFBW, Inc. Brookfield, Wisconsin

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FFBW, Inc. (the "Company") as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Wipfli LLP

Milwaukee, Wisconsin

We have served as the Company’s auditor since 2015.

March 26, 2021

FFBW, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,	December 31,
	2020	2019
Assets
Cash and due from banks	$41,454	$4,101
Fed funds sold	25	35,276
Cash and cash equivalents	41,479	39,377
Available for sale securities, stated at fair value	64,243	48,179
Loans held for sale	1,708	200
Loans, net of allowance for loan and lease losses of $2,811 and $2,264, respectively	214,723	189,291
Premises and equipment, net	5,594	4,807
Foreclosed assets	125	84
Other equity investments	1,279	780
Accrued interest receivable	995	725
Cash value of life insurance	7,272	7,068
Other assets	1,554	1,707
TOTAL ASSETS	$338,972	$292,218

Liabilities and Equity

Deposits	$226,498	$217,252
Advance payments by borrowers for taxes and insurance	127	46
FHLB advances	7,500	11,500
Accrued interest payable	17	51
Other liabilities	1,565	1,499
Total liabilities	$235,707	$230,348
Preferred stock ($0.01 par value, 50,000,000 authorized, no shares issued or outstanding as of December 31, 2020 and December 31, 2019, respectively)	$—	$—
Common stock ($0.01 par value, 100,000,000 authorized, 7,695,214 and 7,867,008 issued and 7,695,214 and 7,702,478 shares outstanding as of December 31, 2020 and December 31, 2019, respectively) (1)	77	67
Additional paid in capital	69,090	28,672
Unallocated common stock of Employee Stock Ownership Plan ("ESOP") (581,093 and 270,192 shares at December 31, 2020 and December 31, 2019, respectively) (1)	(5,811)	(2,303)
Retained earnings	38,382	36,551
Accumulated other comprehensive income (loss), net of income taxes	1,527	344
Less treasury stock, 0 and 164,530 shares at cost, at September 30, 2020 and December 31, 2019, respectively (1)	—	(1,461)
Total equity	$103,265	$61,870
TOTAL LIABILITIES AND EQUITY	$338,972	$292,218

See accompanying notes to financial statements.

(1)	Share and per share amounts related to periods prior to the date of the completion of the Conversion (January 16, 2020) have been restated to give retroactive recognition to the exchange ratio applied to the Conversion (1.173 to one).

FFBW, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	Years ended December 31,

	2020	2019
Interest and dividend income:
Loans, including fees	$9,770	$9,957
Securities
Taxable	1,058	1,144
Tax-exempt	144	22
Other	153	108

Total interest and dividend income	11,125	11,231

Interest Expense:
Interest-bearing deposits	1,435	2,445
Borrowed funds	183	343

Total interest expense	1,618	2,788

Net interest income	9,507	8,443
Provision for loan losses	520	201

Net interest income after provision for loan losses	8,987	8,242

Noninterest income:
Service charges and other fees	254	350
Net gain on sale of loans	495	389
Net gain (loss) on sale of securities	15	(4)
Increase in cash surrender value of insurance	205	218
Other noninterest income	173	95

Total noninterest income	1,142	1,048

Noninterest expense:
Salaries and employee benefits	4,351	4,268
Occupancy and equipment	903	1,043
Data processing	991	598
Technology	211	314
Foreclosed assets	4	5
Professional fees	526	385
Other noninterest expense	746	619

Total noninterest expense	7,732	7,232

Income before income taxes	2,397	2,058
Provision for income taxes	566	502

Net income	$1,831	$1,556

Earnings per share
Basic	$0.26	$0.21
Diluted	$0.26	$0.20

See accompanying notes to financial statements.

FFBW, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years ended December 31,

	2020	2019
Net income	$1,831	$1,556
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	1,652	1,279
Reclassification adjustment for (gains) losses realized in net income	(15)	4
Other comprehensive income (loss) before tax effect	1,637	1,283
Tax effect of other comprehensive income (loss) items	(454)	(346)
Other comprehensive income (loss), net of tax	1,183	937
Comprehensive income	$3,014	$2,493

See accompanying notes to financial statements.

FFBW, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands, except share data)

				Unallocated		Accumulated
	Number		Additional	Common		Other
	of	Common	Paid-In	Stock of	Retained	Comprehensive	Treasury
	Shares	Stock	Capital	ESOP	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2018	7,855,278	$67	$28,326	$(2,433)	$34,995	$(593)	$—	$60,362
Net income	—	—	—	—	1,556	—	—	1,556
ESOP shares committed to be released ( 15,202 shares)	—	—	8	130	—	—	—	138
Stock based compensation expense	11,730	—	338	—	—	—	—	338
Other comprehensive loss	—	—	—	—	—	937	—	937
Repurchase of common stock	(164,530)	—	—	—	—	—	(1,461)	(1,461)
Balance at December 31, 2019	7,702,478	$67	$28,672	$(2,303)	$36,551	$344	$(1,461)	$61,870

Corporate Reorganization:
Conversion of FFBW, Inc. (net of costs of $1.2 million)	2,397	10	41,490					41,500
Purchase of 341,485 shares of ESOP				(3,814)				(3,814)
Treasury stock retired			(1,461)				1,461	—
Contribution of FFBW, MHC			99					99
2020 Activity:
Net income					1,831			1,831
ESOP shares committed to be released (30,584 shares)			(26)	306				280
Stock based compensation expense	(9,661)		316					316
Other comprehensive income						1,183		1,183
Balance at December 31, 2020	7,695,214	$77	$69,090	$(5,811)	$38,382	$1,527	$—	$103,265

See accompanying notes to financial statements.

FFBW, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

`	Year ended
	December 31,
	2020	2019
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$1,831	$1,556
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	520	201
Depreciation	298	346
Net accretion of loan portfolio discount and deposit premium	(47)	(113)
Net amortization on securities available for sale	389	357
(Gain) loss on sales and impairments of foreclosed assets	(11)	(7)
(Gain) loss on sale of available for sale securities	(15)	4
Increase in cash surrender value of life insurance	(205)	(218)
Increase in fair value of other equity investments	(19)	—
ESOP compensation	280	138
Stock based compensation	316	338
Changes in operating assets and liabilities:
Accrued interest receivable	(186)	43
Loans held for sale	(1,508)	479
Other assets	(1)	(579)
Accrued interest payable	(72)	(19)
Other liabilities	274	215
Net cash provided by operating activities	$1,844	$2,741
Cash flows from investing activities:
Proceeds from sales of available for sale securities	$1,034	$4,836
Maturities, calls, paydowns on available for sale securities	15,613	7,327
Purchases of available for sale securities	(24,314)	(15,669)
Net (increase) decrease in loans	(11,941)	9,231
Purchases of premises and equipment	(56)	(96)
Proceeds from redemption of other equity investments	-	165
Purchase of other equity investments	(251)	(206)
Proceeds from redemption of life insurance	(19)	161
Purchase of life insurance	—	(4)
Cash aquired from acquisitions	33,280	—
Proceeds from sale of foreclosed assets	442	76
Cash received in MHC merger	99	—
Net cash provided by investing activities	$13,887	$5,821
Cash flows from financing activities:
Net (increase) decrease in deposits	$(47,335)	$34,047
Net increase in advance payments by borrowers for taxes and insurance	20	(9)
Repayments of FHLB advances	(21,000)	(7,750)
Proceeds from FHLB advances	17,000	1,500
Repurchase of common stock	—	(1,461)
Purchase of shares of ESOP	(3,814)	—
Net proceeds from issuance of common stock	41,500	—
Net cash provided by (used in) financing activities	$(13,629)	$26,327
Net increase in cash and cash equivalents	$2,102	$34,889
Cash and cash equivalents at beginning	39,377	4,488
Cash and cash equivalents at end	$41,479	$39,377

Supplemental Cash Flow Disclosures:
Cash paid for interest	$1,560	$2,807
Cash paid for income taxes	1,471	415
Loans transferred to foreclosed assets	347	84
Net equity from business combination (see Note 21)	4,985	—

See accompanying notes to financial statements

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

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

First Federal Bank of Wisconsin is a community bank headquartered in Waukesha, Wisconsin that provides financial services to individuals and businesses from our offices in Waukesha, Brookfield, and the Bay View and Historic Mitchell Street neighborhoods of Milwaukee.

FFBW, Inc. (“New FFBW”), a Maryland corporation that was organized in September 2019, is a savings and loan holding headquartered in Waukesha, Wisconsin. New FFBW was formed to be the successor to the Company upon completion of the second step mutual-to-stock conversion (the “Conversion”) of the MHC. Prior to completion of the Conversion, approximately 55.4% of the shares of common stock of the Company were owned by the MHC. In conjunction with the Conversion, the MHC and the Company merged into New FFBW. The Conversion was completed on January 16, 2020. In the Conversion, New FFBW sold 4,268,570 shares of common stock at $10.00 per share, for net proceeds of approximately $41.5 million, and issued 3,436,430 shares of common stock in exchange for the shares of common stock of Old FFBW owned by stockholders of Old FFBW, other than the MHC, as of the effective date of the conversion.  As a result of the conversion, the MHC and Old FFBW have ceased to exist.

The Conversion was conducted pursuant to the MHC’s Plan of Conversion. The Plan of Conversion provided for the establishment, upon the completion of the Conversion, of special “liquidation accounts” for the benefit of certain depositors of the Bank in an amount equal to the MHC’s ownership interest in the stockholders’ equity of the Company as of the date of the latest balance sheet contained in the prospectus plus the MHC’s net assets (excluding its ownership of the Company). According to the plan of Conversion, the Company and the Bank will not be permitted to pay dividends on their capital stock if the shareholders' equity of New FFBW, or the shareholder's equity of the Bank, would be reduced below the amount of the liquidation accounts. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation accounts. Direct costs of the Conversion and public offering were recorded directly to equity as a reduction of the proceeds from the shares sold in the public offering. Costs of $1,152 have been incurred related to the Conversion as of December 31, 2020.

On December 31, 2020, we completed the acquisition of substantially all the assets and substantially all the liabilities of Mitchell Bank, a Wisconsin-chartered commercial bank headquartered in Milwaukee, Wisconsin. For additional information on the impact of the acquisition, refer to Note 21 – Business Combinations.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

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

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the fair values of securities, fair value of financial instruments, fair value adjustments related to the business acquisition, the valuation of other real estate owned and the valuation of deferred income tax assets.

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

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

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

Available for Sale Securities

Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital requirements, and other similar factors. Securities classified as available for sale are carried at fair value. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the estimated life of the securities. Unrealized gains or losses are reported as increases or decreases in other comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Gains and losses on the sale of securities are recorded on the trade date and determined using the specific-identification method.

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

Years Ended December 31, 2020 and 2019

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

Years Ended December 31, 2020 and 2019

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

Years Ended December 31, 2020 and 2019

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

Years Ended December 31, 2020 and 2019

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is shown on the statements of comprehensive income. The Company’s accumulated other comprehensive income (loss) is comprised of the unrealized gains (losses) on securities available for sale, net of tax and is shown on the statements of changes in equity. Reclassification adjustments out of other comprehensive income (loss) for losses realized on sales of securities available for sale comprise the entire balance of “net gain (loss) on sale of securities” on the statements of operations.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, unfunded commitments under lines of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

Life Insurance

The Company owns life insurance policies on certain key executives. Life insurance is measured at the amount that could be realized under the insurance contract as of the balance sheet date, which is generally the cash surrender value of the policy.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(Dollars in thousands, except share data)

Subsequent Events

Subsequent events have been evaluated through March 26, 2021, which is the date the financial statements are available to be issued and there are no matters that require additional disclosure.

Reclassifications

Certain reclassifications have been made to the 2019 consolidated financial statements to conform to the 2020 classifications.

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

ASU No. 2016-02, “Leases (Topic 842): Amendments to the Leases Analysis.”

ASU No. 2018-10, “Codification Improvements to Topic 842.”

ASU No. 2018-11, “Targeted Improvements”

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

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(Dollars in thousands, except share data)

the lessor has transferred substantially all the risks and benefits of the underlying asset to the lessee and a third party, the lease is a direct financing lease. All leases that are not sales-type or direct financing leases are operating leases.

The new standard is effective for the Company on January 1, 2022, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) the new standard's effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company expects to adopt the new standard on January 1, 2022 using the effective date as its date of initial application. The Company is evaluating what impact this standard will have on its consolidated financial statements.

ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”

This ASU modifies the disclosure requirements on fair value measurements in Topic 820, including the removal, modification to, and addition of certain disclosure requirements. This ASU was adopted effective January 1, 2020. Given the nature of the Company’s fair value instruments, the impact of adoption did not significantly impact the fair value disclosures provided in Note 15.

ASU No. 2019-12, “Simplifying the Accounting for Income Taxes”

This standard is intended to simplify the accounting for income taxes and improve the consistent application of accounting guidance through the following changes: 1) removes certain exceptions for recognizing deferred tax liabilities, tax allocations, and the calculation methodology for an interim year-to-date loss that exceeds the anticipated loss for the year; 2) requires a franchise tax or similar tax based partially on income be recognized as an income-based tax and account for any incremental amount incurred as a non-income based tax; 3) requires an entity evaluate when a step up in the tax basis of goodwill should be considered part of a business combination in which goodwill was originally recognized and when it should be considered a separate transaction; 4) does not require the allocation of consolidated current and deferred tax expense to a member entity that is not subject to tax in separate financial statements, but may elect to do so for certain legal entities that are disregarded by the taxing authority; and 5) amends guidance on the handling of an enacted change in tax law or rates within interim tax periods. This new standard is effective for financial statements issued for interim and annual periods beginning after December 15, 2020. The Company does not believe this will have a significant impact on its financial statements.

ASU No. 2020-04 “Facilitation of the Effects of Reference Rate Reform on Financial Reporting”

This standard provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform if certain criteria are met. Effective March 12, 2020, the amendments in this ASU are elective and prospectively applied only to contracts modified on or before December 31, 2022, or hedging relationships entered into or evaluated through December 31, 2022. The Company does not believe this new standard will have a significant impact on its financial statements.

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

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(Dollars in thousands, except share data)

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

The following table presents the earnings per share calculations for the years ended December 31:

	2020	2019
Net income	$1,831	$1,556
Basic potential common shares
Weighted average shares outstanding	7,614,517	7,766,342
Weighted average unallocated Employee Stock Ownership Plan Shares	(596,453)	(277,793)
Basic weighted average shares outstanding	7,018,064	7,488,549
Dilutive potential common shares	223	260,510
Dilutive weighted average shares outstanding	7,018,287	7,749,059

Basic earnings per share	$0.26	$0.21
Diluted earnings per share	$0.26	$0.20

NOTE 3 - Cash and Due from Banks

The Company is required to maintain reserve balances, in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. Per Federal Reserve Board announcement on March 15, 2020, the Board reduced reserve requirements ratios to 0% effective March 26, 2020. As such, the total required reserve balance as of December 31, 2020 was $0. The required reserve balance as of December 31, 2019 was $0.

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

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(Dollars in thousands, except share data)

NOTE 4 – Available for Sale Securities

Amortized costs and fair values of available for sale securities are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2020
Obligations of the US government and US government sponsored agencies	$717	$37	$—	$754
Obligations of states and political subdivisions	15,012	612	(19)	15,605
Mortgage-backed securities	36,347	1,361	(28)	37,680
Certificates of deposit	7,880	57	—	7,937
Corporate debt securities	2,179	92	(4)	2,267
Total available for sale securities	$62,135	$2,159	$(51)	$64,243

December 31, 2019
Obligations of the US government and US government sponsored agencies	$944	$14	$—	$958
Obligations of states and political subdivisions	8,590	36	(21)	8,605
Mortgage-backed securities	35,095	486	(99)	35,482
Certificates of deposit	1,000	17	—	1,017
Corporate debt securities	2,080	37	—	2,117
Total available for sale securities	$47,709	$590	$(120)	$48,179

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

The following table presents the portion of the Company’s portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2020
Obligations of states and political subdivisions	$1,543	$(19)	$—	$—	$1,543	$(19)
Mortgage-backed securities	4,140	(21)	736	(7)	4,876	(28)
Corporate debt securities	849	(4)	—	—	849	(4)
Total	$6,532	$(44)	$736	$(7)	$7,268	$(51)
December 31, 2019
Obligations of states and political subdivisions	$2,569	$(17)	$1,059	$(4)	$3,628	$(21)
Mortgage-backed securities	7,604	(57)	4,372	(42)	11,976	(99)
Total	$10,173	$(74)	$5,431	$(46)	$15,604	$(120)

At December 31, 2020, the investment portfolio included 4 securities available for sale, which had been in an unrealized loss position for greater than twelve months, and 13 securities available for sale, which had been in an unrealized loss position for less than twelve months. At December 31, 2019, the investment portfolio included 14 securities available for sale, which had been in an unrealized loss position for greater than twelve months, and 18 securities available for sale,

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(Dollars in thousands, except share data)

which had been in an unrealized loss position for less than twelve months. Because these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. These unrealized losses are considered temporary because the Company does not currently have the intent to sell the securities before recovery of the losses; therefore we expect to collect all contractually due amounts from these securities. Accordingly, these investments were reduced to their fair values through accumulated other comprehensive income, not through earnings.

We regularly assess our securities portfolio for other-than-temporary impairment. These assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery. We did not have any impairment losses recognized in earnings for the years ended December 31, 2020 or December 31, 2019.

The amortized cost and fair value of available for sale securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities in mortgage-backed securities since the anticipated maturities are not readily determinable. Therefore, these securities are not included in the maturity categories in the following maturity summary listed below:

	December 31, 2020
	Amortized Cost	Fair Value
Due in one year or less	$7,301	$7,317
Due after one year through 5 years	3,633	3,852
Due after 5 years through 10 years	7,122	7,483
Due after 10 years	7,732	7,911
Subtotal	$25,788	$26,563
Mortgage-backed securities	36,347	37,680
Total	$62,135	$64,243

The following is a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses:

	Years ended December 31,
	2020	2019
Proceeds from sale of securities	$1,034	$4,836
Gross gains	17	21
Gross losses	(2)	(25)

Available for sale securities with a carrying value of $1,038 and $999 were pledged at December 31, 2020 and 2019, respectively.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(Dollars in thousands, except share data)

NOTE 5 - Loans

Major classifications of loans are as follows:

	December 31,	December 31,
	2020	2019
Commercial
Development	$14,090	$18,222
Real estate	87,605	68,621
Commercial and industrial	20,758	13,681
Residential real estate and consumer
One-to-four family owner-occupied	30,548	29,380
One-to-four family investor-owned	32,638	28,077
Multifamily	29,303	29,531
Consumer	3,016	4,230
Subtotal	$217,958	$191,742
Deferred loan fees	(424)	(187)
Allowance for loan losses	(2,811)	(2,264)
Net loans	$214,723	$189,291

Deposit accounts in an overdraft position and reclassified as loans approximated $5 and $6 at December 31, 2020 and 2019, respectively.

Included in the commercial and industrial loans at December 31, 2020 are $7.6 million of loans granted under the Paycheck Protection Program. These loans are fully guaranteed by the Small Business Administration.

A summary of the activity in the allowance for loan losses by portfolio segment is as follows:

		Residential real
		estate
Year Ended	Commercial	and consumer	Total

Balance at December 31, 2019	$1,251	$1,013	$2,264
Provision for loan losses	563	(43)	520
Loans charged off	—	—	—
Recoveries of loans previously charged off	20	7	27
Balance at December 31, 2020	$1,834	$977	$2,811

Balance at December 31, 2018	$940	$1,178	$2,118
Provision for loan losses	311	(110)	201
Loans charged off	—	(58)	(58)
Recoveries of loans previously charged off	—	3	3
Balance at December 31, 2019	$1,251	$1,013	$2,264

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(Dollars in thousands, except share data)

Information about how loans were evaluated for impairment and the related allowance for loan losses follows:

		Residential Real
		Estate and
December 31, 2020	Commercial	Consumer	Total
Loans:
Individually evaluated for impairment	$792	$1,228	$2,020
Collectively evaluated for impairment	121,661	94,277	215,938
Total loans	$122,453	$95,505	$217,958

Allowance for loan losses:
Individually evaluated for impairment	$450	$—	$450
Collectively evaluated for impairment	1,384	977	2,361
Total allowance for loan losses	$1,834	$977	$2,811

		Residential Real
		Estate and
December 31, 2019	Commercial	Consumer	Total
Loans:
Individually evaluated for impairment	$798	$1,457	$2,255
Collectively evaluated for impairment	99,726	89,761	189,487
Total loans	$100,524	$91,218	$191,742

Allowance for loan losses:
Individually evaluated for impairment	$158	$77	$235
Collectively evaluated for impairment	1,093	936	2,029
Total allowance for loan losses	$1,251	$1,013	$2,264

Information regarding impaired loans follows:

	Principal	Recorded	Related	Average	Interest
As of December 31, 2020	Balance	Investment	Allowance	Investment	Recognized
Loans with related allowance for loan losses:
Commercial
Commercial and industrial	$713	$704	$450	$713	$19
Total loans with related allowance for loan losses	713	704	450	713	19
Loans with no related allowance for loan losses:
Commercial
Commercial and industrial	108	88	—	109	5
Residential real estate and consumer
One-to-four family owner-occupied	1,017	971	—	979	9
One-to-four family investor-owned	242	206	—	242	—
Consumer	52	51	—	54	—
Total loans with no related allowance for loan losses	1,419	1,316	—	1,384	14

Total impaired loans	$2,132	$2,020	$450	$2,097	$33

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

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

Additional funds of $215,000 and $0 were committed to impaired loans as of December 31, 2020 and 2019, respectively.

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

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(Dollars in thousands, except share data)

Information regarding the credit quality indicators most closely monitored for commercial loans by class follows:

		Special
	Pass	Mention	Substandard	Doubtful	Totals
December 31, 2020
Development	$14,090	$—	$—	$—	$14,090
Real estate	87,605	—	—	—	87,605
Commercial and industrial	20,046	—	8	704	20,758
One-to-four family investor-owned	32,358	—	280	—	32,638
Multifamily	29,303	—	—	—	29,303
Totals	$183,402	$—	$288	$704	$184,394
December 31, 2019
Development	$18,222	$—	$—	$—	$18,222
Real estate	68,036	585	—	—	68,621
Commercial and industrial	10,888	2,779	14	—	13,681
One-to-four family investor-owned	27,453	—	624	—	28,077
Multifamily	29,531	—	—	—	29,531
Totals	$154,130	$3,364	$638	$—	$158,132

Residential real estate and consumer loans are generally evaluated based on whether or not the loan is performing according to the contractual terms of the loan.

Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans by class follows:

	Performing	Non-performing	Totals
December 31, 2020
One-to-four family owner-occupied	$30,548	$—	$30,548
Consumer	3,016	—	3,016
	$33,564	$—	$33,564
December 31, 2019
One-to-four family owner-occupied	$37,638	$—	$37,638
Consumer	10,608	—	10,608
	$48,246	$—	$48,246

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(Dollars in thousands, except share data)

Loan aging information follows:

		Loans Past Due	Loans Past Due		Nonaccrual
	Current Loans	30-89 Days	90+ Days	Total Loans	Loans
December 31, 2020
Commercial
Development	$14,090	$—	$—	$14,090	$—
Real estate	87,040	565	—	87,605	—
Commercial and industrial	20,054	704	—	20,758	792
Residential real estate and consumer
One-to-four family owner-occupied	30,347	201	—	30,548	69
One-to-four family investor-owned	32,638	—	—	32,638	206
Multifamily	29,303	—	—	29,303	—
Consumer	3,016	—	—	3,016	—
Total	$216,488	$1,470	$—	$217,958	$1,067

		Loans Past Due	Loans Past Due		Nonaccrual
	Current Loans	30-89 Days	90+ Days	Total Loans	Loans
December 31, 2019
Commercial
Development	$18,222	$—	$—	$18,222	$—
Real estate	68,621	—	—	68,621	—
Commercial and industrial	13,681	—	—	13,681	14
Residential real estate and consumer
One-to-four family owner-occupied	29,034	—	346	29,380	346
One-to-four family investor-owned	28,077	—	—	28,077	624
Multifamily	29,531	—	—	29,531	—
Consumer	4,230	—	—	4,230	86
Total	$191,396	$—	$346	$191,742	$1,070

There are no loans 90 or more days past due and accruing interest as of December 31, 2020 or 2019.

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, an additional provision for loan losses may be necessary.

Nonaccrual loans are as follows:

As of December 31	2020	2019
Nonaccrual loans, other than troubled debt restructurings	$77	$416
Nonaccrual loans, troubled debt restructurings	990	654
Total nonaccrual loans	1,067	1,070
Restructured loans, accruing	$425	$1,185

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

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(Dollars in thousands, except share data)

There were no troubled debt restructuring during 2020. The following presents information regarding new modifications of loans classified as troubled debt restructurings during the year ending December 31, 2019. All troubled debt restructurings are classified as impaired loans. The recorded investment presented in the following tables does not include specific reserves for loan losses recognized for these loans, which totaled $450 at December 31, 2020 and $158 at December 31, 2019.

			Post-
	Number of	Pre-Modification	Modification
	Modifications	Investment	Investment
December 31, 2019
Commercial:
Commercial and industrial	2	$729	$729
Residential real estate and consumer:
One-to-four family owner-occupied	3	285	285
Total loan modifications	5	$1,014	$1,014

No troubled debt restructurings defaulted within 12 months of their modification date during the year ended December 31, 2020 and 2019. The Company considers a troubled debt restructuring in default if it becomes past due more than 90 days.

During April 2020, the Coronavirus Aid, Relief and Economic Security Act was signed into law which provides optional, temporary relief from accounting for certain pandemic-related loan modifications as a TDR. During 2020, the Bank offered payment deferrals to loan customers that were excluded from TDR classification based on this Act. Loans totaling $4.5 million remain on a modified status as of December 31, 2020.

The Company continues to evaluate purchased loans for impairment. The purchased loans were considered impaired at the acquisition date if there was evidence of deterioration since origination and if it was probable that not all contractually required principal and interest payments would be collected under the loans. As of December 31, 2020 and 2019, there were no loans that were classified as purchased credit impaired. The following table reflects the carrying value of all purchased loans:

	Contractually Required
	Principal Receivable		Carrying Value
		Non-Credit	of
As of December 31, 2020	Credit Impaired	Impaired	Purchased Loans
Commercial
Development	$—	$118	$113
Real estate	—	5,665	5,532
Commercial and industrial	—	3,471	3,368
Residential real estate and consumer
One-to-four family owner-occupied	—	5,218	5,206
One-to-four family investor-owned	—	6,447	6,294
Multifamily	—	—	—
Consumer	—	76	63
Totals	$—	$20,995	$20,576

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(Dollars in thousands, except share data)

	Contractually Required
	Principal Receivable		Carrying Value
		Non-Credit	of
As of December 31, 2019	Credit Impaired	Impaired	Purchased Loans
Commercial
Real estate	$—	$—	$—
Residential real estate and consumer
One-to-four family owner-occupied	—	4,580	4,548
One-to-four family investor-owned	—	6,580	6,535
Multifamily	—	—	—
Consumer	—	—	—
Totals	$—	$11,160	$11,083

At December 31, 2020 and 2019, the Company had a discount on purchased loans totaling $419 and $77, respectively. The amount of discount accreted into income totaled $64 and $113 for the years ended December 31, 2020 and 2019, respectively.

NOTE 6 - Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and are summarized as follows:

	December 31,
	2020	2019

Land	$844	$479
Buildings	5,562	4,929
Leasehold improvements	191	162
Furniture and equipment	1,394	1,383
Automobile	44	—

Totals	8,035	6,953

Less: Accumulated depreciation	2,441	2,146

Premises and equipment, net	$5,594	$4,807

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(Dollars in thousands, except share data)

Depreciation expense was $298 and $346 for the years ended December 31, 2020 and 2019, respectively.

During 2017, the Company sold and leased back two of its office buildings. In conjunction with the sales, the Company entered into ten-year leases, with options to renew for two additional five-year terms. Rent expense for all operating leases was $181 and $167 in 2020 and 2019, respectively.

Rent commitments, before considering renewal options that are present, are as follows as of December 31, 2020:

2021	$208
2022	197
2023	169
2024	150
2025	152
Thereafter	272
Total	$1,148

The Company also entered into a lease with a tenant for a portion of the Brookfield branch, commencing June 1, 2018 through May 31, 2024. As of December 31, 2020, minimum future rents receivable are as follows:

2021	$101
2022	103
2023	106
2024	44
2025	—
Total	$354

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(Dollars in thousands, except share data)

NOTE 7 - Deposits

The composition of deposits are as follows:

	December 31,	December 31,
	2020	2019

Non-interest bearing checking	$51,802	$20,733
Interest bearing checking	10,899	6,941
Money market	70,455	46,673
Statement savings accounts	31,977	12,359
Health savings accounts	10,854	10,670
Deposits held in escrow for stock subscriptions	—	52,648
Certificates of deposit	50,511	67,228
Total	$226,498	$217,252

Certificates of deposit that meet or exceed the FDIC insurance limit of $250 totaled $9,485 and $21,569 at December 31, 2020 and 2019, respectively.

The scheduled maturities of certificates of deposit are as follows as of December 31, 2020:

2021	$37,892
2022	10,046
2023	1,077
2024	1,035
2025	461
Total	$50,511

NOTE 8 – FHLB Advances

FHLB advances consist of the following as of December 31:

	December 31, 2020		December 31, 2019
	Rates	Amount	Rates	Amount

Fixed rate, fixed term advances	0.0%-1.71%	$5,500	1.62% - 2.70%	$7,500
Fixed term advances with floating spread	2.10%	2,000	1.69% - 2.09%	4,000

		$7,500		$11,500

The following is a summary of scheduled maturities of fixed term FHLB advances as of December 31, 2020:

	Fixed Rate Advances		Adjustable Rate Advances
	Weighted		Weighted		Total
	Average Rate	Amount	Average Rate	Amount	Amount
2021	0.0%	$4,000	2.10%	$2,000	$6,000
2022	1.71%	1,500	—	—	1,500

Total	0.47%	$5,500	2.10%	$2,000	$7,500

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(Dollars in thousands, except share data)

Actual maturities may differ from the scheduled principal maturities due to call options on the various advances.

The Company has a master contract agreement with the FHLB that provides for a borrowing up to the lesser of a determined multiple of FHLB stock owned or a determined percentage of the book value of the Company’s qualifying one-to-four family, multifamily, commercial real estate, and commercial and industrial loans. The Company pledged approximately $149,308 and $147,039 of one-to-four family, multifamily, commercial real estate, and commercial and industrial loans to secure FHLB advances at December 31, 2020 and 2019, respectively. FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest, such as Federal funds, FHLB discount note or prime rates. Fixed rate advances are priced in reference to market rates of interest at the time of the advance, namely the rates that FHLB pays to borrowers at various maturities. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. FHLB advances are also secured by $851 and $574 of FHLB stock owned by the Company at December 31, 2020 and 2019, respectively.

At December 31, 2020 the Company’s available and unused portion of this borrowing agreement based on the amount of FHLB stock was $13,888.

In addition, the Company has a $7,000 federal funds line of credit through Bankers’ Bank of Wisconsin, which was not drawn on as of December 31, 2020. The Company also has the authority to borrow through the Federal Reserve’s Discount Window.

NOTE 9 – 401(k) Plan

The Company sponsors a 401(k) plan that covers substantially all employees. To be eligible to participate, an employee must have completed 90 days of service and be 21 years of age or older. The Company matches 100% of employee contributions up to 4% of their annual compensation. The Company may also make non-elective contributions to the plan at the discretion of the Board of Directors. Expense charged to operations for this plan was $149 and $170 for the years ended December 31, 2020 and 2019, respectively.

NOTE 10 - Income Taxes

The provision for income taxes included in the accompanying financial statements consists of the following components:

	Years ended December 31,
	2020	2019
Current Taxes (Benefit)
Federal	$535	$389
State	229	155
Total Current Taxes	764	544
Deferred Income Taxes (Benefit)
Federal	(150)	(38)
State	(48)	(4)
Total Deferred Income Taxes	(198)	(42)

Total Provision for Income Taxes	$566	$502

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(Dollars in thousands, except share data)

The net deferred tax asset in the accompanying balance sheet includes the following amounts of deferred tax assets and liabilities:

	As of December 31,
	2020	2019
Deferred Tax Assets
Allowance for loan losses	$765	$617
Deferred compensation	124	121
Non-accrual interest	20	5
Purchase accounting	7	7
Equity compensation	40	23
Deferred loan fees	112	—
Charitable contribution carryforward	60	132
Other	—	46
Deferred Tax Assets	$1,128	$951

Deferred Tax Liabilities
Depreciation and amortization	(23)	(50)
FHLB stock	(25)	(23)
Unrealized gain on available for sale securities	(581)	(127)
Other	(4)	—
Deferred Tax Liabilities	$(633)	$(200)

Net Deferred Tax Asset	$495	$751

A summary of the sources of differences between income taxes at the federal statutory rate and the provision for income taxes follows:

	Years ended December 31,
	2020		2019
		% of Pretax		% of Pretax
	Amount	Income	Amount	Income
Reconciliation of statutory to effective rates
Federal income taxes at statutory rate	$503	21.0%	$432	21.0%
Adjustments for
Tax exempt interest on municipal obligations	(26)	(1.1)%	(5)	(0.2)%
State income taxes, net of federal income tax benefit	146	6.1%	122	5.9%
Increase in CSV of life insurance	(43)	(1.8)%	(46)	(2.2)%
Equity Compensation	14	0.6%	17	0.8%
Other	(28)	(1.2)%	(18)	(0.9)%
Provision for income taxes	$566	23.6%	$502	24.5%

With few exceptions, the Company is no longer subject to federal or state examinations by taxing authorities for years before 2016.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(Dollars in thousands, except share data)

NOTE 11 - Commitments and Contingencies

In the normal course of business, the Company may be involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial statements. No legal proceedings existed at December 31, 2020.

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

The contract amounts of credit-related financial instruments at December 31, 2020 and 2019 are summarized below:

	Notional Amount
	2020	2019
Unused lines of credit
Fixed	23,201	14,902
Variable	3,881	3,770
Undisbursed portion of loan proceeds	939	2,194
Standby letters of credit, variable	2,236	993

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

The Company sells loans to investors and does not retain servicing responsibilities. Upon sale, the risk of credit loss is passed to the investor, unless the loan is sold with recourse. For loans sold without recourse, the Company does not retain the risk of loss should a loan, previously sold, go into default, unless it is determined that such loan was not within the agreed-upon underwriting guidelines due to negligence on the part of the Company or fraud on the part of the borrower. Such risk retention is standard within the mortgage banking industry. The Company’s exposure relating to the fair value of the representations and warranties and other recourse obligations is not material. The Company is contingently liable in the amount of $14,186 relating to loans sold with recourse at December 31, 2020 and $7,679 as of December 31, 2019. All recourse provisions expire within four months from when the loan is sold.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

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

NOTE 13 – Related-Party Transactions

A summary of loans to directors, executive officers, and their affiliates follows:

	Years ended December 31,
	2020	2019

Beginning balance	$3,615	$6,825
Adjustments for changes in directors and executive officers	45	—
New loans	6,462	1,641
Less: Participations sold	—	(4,779)
Repayments	(9)	(72)

Ending balance	$10,113	$3,615

Deposits from directors, executive officers, and their affiliates totaled $1,258 and $1,546 at December 31, 2020 and 2019, respectively.

The Company utilizes the services of a law firm in which one of the Company’s directors is a partner. Fees paid to the firm were $4 and $6 during the years ended 2020 and 2019, respectively. The Company also has an operating lease with the law firm for office space through 2023. Rent paid in 2020 and 2019 pertaining to this lease was $40 and $28, respectively.

NOTE 14 – Foreclosed Assets

Foreclosed assets consists of one owner-occupied one-to-four family property for $104 and one residential lot for $21 at December 31, 2020 and one foreclosed owner-occupied one-to-four family property totaling $84 at December 31, 2019. Residential real estate loans that are in the process of foreclosure totaled $0 and $0 at December 31, 2020 and 2019, respectively.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

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

Other equity investment – Certain equity investments are measured at fair value on a non-recurring basis using observable transactions and are classified as Level 2.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

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

Assets measured at fair value on a recurring basis are summarized below:

	Recurring Fair Value Measurements Using
	Quoted Prices
	in Active		Significant
	Markets for		Other	Significant
	Identical		Observable	Unobservable
	Instruments		Inputs	Inputs
	(Level 1)		(Level 2)	(Level 3)	Total

As of December 31, 2020
Assets:
Available for sale securities:
Obligations of the US government and US government sponsored agencies	$—		$754	$—	$754
Obligations of states and political subdivisions	—		15,605	—	15,605
Mortgage-backed securities	—		37,680	—	37,680
Certificates of deposit	—		7,937	—	7,937
Corporate debt securities	—		2,267	—	2,267
Total available for sale securities	$—		$64,243	$—	$64,243

As of December 31, 2019
Assets:
Available for sale securities:
Obligations of the US government and US government sponsored agencies	$—		$958	$—	$958
Obligations of states and political subdivisions	—		8,605	—	8,605
Mortgage-backed securities	—		35,482	—	35,482
Certificates of deposit	—		1,017	—	1,017
Corporate debt securities	—		2,117	—	2,117
Total available for sale securities	$—	$ -	$48,179	$—	$48,179

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(Dollars in thousands, except share data)

Information regarding assets measured at fair value on a nonrecurring basis follows:

		Nonrecurring Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Instruments	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

As of December 31, 2020
Assets:
Loans	$254	$—	$—	$254
Foreclosed assets	125	—	—	125
Other equity investments	225	—	225	—

As of December 31, 2019
Assets:
Loans	$897	$—	$—	$897
Foreclosed assets	84	—	—	84

Loans with a carrying amount of $704 were considered impaired and were written down to their estimated fair value of $254 as of December 31, 2020. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $450 as of December 31, 2020. Loans with a carrying amount of $1,132 were considered impaired and were written down to their estimated fair value of $897 as of December 31, 2019. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $235 as of December 31, 2019.

Foreclosed assets with a carrying amount of $125 and $84 were determined to be at their fair value as of December 31, 2020 and December 31, 2019, respectively.

The following presents quantitative information about nonrecurring Level 3 fair value measurements:

				Range/Weighted
	Fair Value	Valuation Technique	Unobservable Input(s)	Average
As of December 31, 2020
Loans	$254	Market and/or income approach	Management discount on appraised values	10%	-	20%
Foreclosed assets	$125	Market and/or income approach	Management discount on appraised values	10%	-	20%

As of December 31, 2019
Loans	$897	Market and/or income approach	Management discount on appraised values	10%	-	20%
Foreclosed assets	$84	Market and/or income approach	Management discount on appraised values	10%	-	20%

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(Dollars in thousands, except share data)

The carrying value and estimated fair value of financial instruments as of December 31, 2020 and 2019 follow:

	December 31, 2020
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$41,479	$41,479	$—	$—
Available for sale securities	64,243	—	64,243	—
Loans held for sale	1,708	—	1,708	—
Loans	214,723	—	—	217,893
Accrued interest receivable	995	995	—	—
Cash value of life insurance	7,272	—	—	7,272
Other equity investments	1,279	—	—	1,279

Financial liabilities:
Deposits	226,498	175,987	—	50,732
Advance payments by borrowers for taxes and insurance	127	127	—	—
FHLB advances	7,500	—	—	7,544
Accrued interest payable	17	17	—	—

	December 31, 2019
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$39,377	$39,377	$—	$—
Available for sale securities	48,179	—	48,179	—
Loans held for sale	200	—	200	—
Loans	189,291	—	—	190,561
Accrued interest receivable	725	725	—	—
Cash value of life insurance	7,068	—	—	7,068
Other equity investments	780	—	—	780

Financial liabilities:
Deposits	217,252	150,024	—	67,391
Advance payments by borrowers for taxes and insurance	46	46	—	—
FHLB advances	11,500	—	—	11,509
Accrued interest payable	51	51	—	—

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

Years Ended December 31, 2020 and 2019

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1, and Total capital to risk-weighted assets and of Tier 1 capital to average assets. It is management’s opinion, as of December 31, 2020, that the Bank met all applicable capital adequacy requirements.

As of December 31, 2020, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table. There are no conditions or events since December 31, 2020 that management believes have changed the category.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(Dollars in thousands, except share data)

The Bank’s actual capital amounts and ratios are presented in the following tables:

						To Be Well
						Capitalized
						Under Prompt
			For Capital Adequacy			Corrective
	Actual		Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
December 31, 2020
Common Equity Tier 1 capital (to risk‑weighted assets)	$73,665	33.1%	$	≥ 10,018	≥ 4.5%	$	≥ 14,471	≥ 6.5%
Tier 1 capital (to risk‑weighted assets)	73,665	33.1		≥ 13,358	≥ 6.0		≥ 17,810	≥ 8.0
Total capital (to risk‑weighted assets)	76,448	34.3		≥ 17,810	≥ 8.0		≥ 22,263	≥ 10.0
Tier 1 capital (to average assets)	73,665	25.2		≥ 11,700	≥ 4.0		≥ 14,625	≥ 5.0

December 31, 2019
Common Equity Tier 1 capital (to risk‑weighted assets)	$50,446	23.7%	$	≥ 9,591	≥ 4.5%	$	≥ 13,854	≥ 6.5%
Tier 1 capital (to risk‑weighted assets)	50,446	23.7		≥ 12,788	≥ 6.0		≥ 17,051	≥ 8.0
Total capital (to risk‑weighted assets)	52,710	24.7		≥ 17,051	≥ 8.0		≥ 21,313	≥ 10.0
Tier 1 capital (to average assets)	50,446	19.4		≥ 10,400	≥ 4.0		≥ 13,000	≥ 5.0

NOTE 17 – Intangible Assets

The core deposit premium intangible asset had a gross carrying amount of $530 and accumulated amortization of $106 at December 31, 2020. The core deposit premium intangible asset had a gross carrying amount of $161 and accumulated amortization of $90 at December 31, 2019. Aggregate amortization expense for the years ended December 31, 2020 and 2019 was $16 and $16.

The following table shows the estimated future amortization of the core deposit premium intangible asset for the next five years. The projections of amortization expense are based on existing asset balances:

As of December
31, 2020
2021	108
2022	95
2023	82
2024	60
2025	40

NOTE 18 – Deferred Compensation

The Company has entered into various deferred compensation agreements with key officers. The liability outstanding under the agreements was $450 at December 31, 2020 and $446 at December 31, 2019. The amount charged to operations was $55 and $53 for the twelve months ended December 31, 2020 and 2019, respectively.

In addition, the Company is party to a life insurance agreement with an executive officer pursuant to which the Company has purchased a life insurance policy on the executive officer’s life. Under the agreement, the beneficiary is entitled to a death benefit paid by the insurer from the policy proceeds equal to $85. At December 31, 2020, the cash surrender value of this policy was $266.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(Dollars in thousands, except share data)

NOTE 19 – Employee Stock Ownership Plan

The Company maintains a leveraged employee stock ownership plan (“ESOP”) that covers substantially all employees. The ESOP was established in conjunction with the Company’s stock offering completed in October 2017 and operates on a plan year ending December 31. The loan to fund the acquisition of stock by the ESOP was made by the Company. An additional loan to the ESOP was made by the Company in conjunction with the Plan of Conversion in 2020. The Bank makes annual contributions to the ESOP equal to the ESOP’s debt service. The ESOP shares initially were pledged as collateral for this debt. As the debt is repaid, shares are released from collateral and allocated to active participants, based on the proportion of debt service paid in the year. Because the debt is intercompany, it is eliminated in consolidation for presentation in these financial statements. The shares pledged as collateral are reported as unearned ESOP shares in the balance sheet.

As shares are committed to be released from collateral and allocated to active participants, the Company reports compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-shares (EPS) computations. During the years ended December 31, 2020 and 2019, 30,584 and 15,202 shares were committed to be released, respectively. During the year ended December 31, 2020 the average fair value per share of stock was $9.30 resulting in total ESOP compensation expense of $280 for the year ended December 31, 2020. During the year ended December 31, 2019 the average fair value per share of stock was $10.62 resulting in total ESOP compensation expense of $138 for the year ended December 31, 2019. The ESOP shares as of December 31 were as follows:

	December 31, 2020	December 31, 2019
Shares allocated to active participants	33,861	18,659
Shares committed to be released and allocated to participants	30,584	15,202
Shares distributed	(2,140)	—
Total unallocated shares	581,093	270,192
Total ESOP shares	643,398	304,053
Fair value of unallocated shares (based on $10.02 and $11.55 share price at December 31, 2020 and December 31, 2019, respectively)	$5,823	$3,121

NOTE 20 - Share-based Compensation Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such awards.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the period shown:

	Year Ended
	December 31,
	2020	2019
Total cost of stock grant plan during the year	$177	$196
Total cost of stock option plan during the year	139	142
Total cost of share-based payment plans during the year	$316	$338

Amount of related income tax benefit recognized in income	$85	$91

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(Dollars in thousands, except share data)

The Company adopted the FFBW, Inc. 2018 Equity Incentive Plan (the “2018 Equity Incentive Plan”) in 2018. In November 2018, the Company’s stockholders approved the 2018 Equity Incentive Plan which authorized the issuance of up to 152,027 restricted stock awards and up to 380,066 stock options. As of December 31, 2020 there were 51,147 restricted stock awards and 110,846 options available for future grants. Shares granted under the 2018 Equity Incentive Plan may be authorized but unissued, currently held or, to the extent permitted by applicable law, subsequently acquired by the Company as treasury shares, including shares purchased in the open market or in private transactions. Forfeited or canceled shares shall not be deemed to have been delivered for purposes of determining the maximum number of shares of stock available for delivery under the Plan.

Options are granted with an exercise price equal to no less than the market price of the Company’s shares at the date of grant: those option awards generally vest pro-rata over five years of service and have 10-year contractual terms. Restricted shares typically vest pro-rata over a five year period, 20% per year beginning one year from the issuance date.

The following table summarizes stock options activity for the years ended December 31, 2020 and 2019:

	Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock Option	Exercise	Contractual	Intrinsic
	Awards	Price	Term (years)	Value
Options outstanding as of December 31, 2019	260,510	$10.79
Granted	46,716	9.10
Exercised	—	—
Forfeited	(38,006)	10.73
Options outstanding as of December 31, 2020	269,220	$10.51	8.26	$—
Options exercisable as of December 31, 2020	81,959	$10.81	7.98	$—

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term (in	Value (in
	Options	Price	years)	thousands)
Options outstanding as of December 31, 2018	225,320	$10.81
Granted	35,190	10.64
Exercised	—	—
Expired or canceled	—	—
Forfeited	—	—
Options outstanding as of December 31, 2019	260,510	$10.79	9.26	$198,760
Options exercisable as of December 31, 2019	45,060	$10.81	8.95	$33,344

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

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

		Weighted
		Average
	Number of	Grant Date Fair
	Options	Value
Nonvested options outstanding as of December 31, 2019	215,450	3.32
Granted	46,716	2.38
Vested	(44,500)	3.33
Forfeited	(38,006)	3.33
Options outstanding as of December 31, 2020	179,660	$3.07

		Weighted
		Average
	Number of	Grant Date Fair
	Options	Value
Nonvested options outstanding as of December 31, 2018	225,320	$3.40
Granted	35,190	2.90
Vested	(45,060)	3.40
Forfeited	—	—
Options outstanding as of December 31, 2019	215,450	$3.32

The following assumptions were used for options granted during the year ended December 31, 2020:

For the Year Ended
December 31,
2020
Risk-free interest rate	0.52%
Expected volatility	22.91%
Expected dividend yield	0%
Expected life of options (years)	7.5
Weighted average fair value per option of options granted during the year	$2.38

The following is a summary of changes in restricted shares for the year ended December 31, 2020 and 2019:

		Weighted
		Average
	Number of	Grant Date Fair
	Shares	Value
Nonvested stock awards as of December 31, 2019	90,790	$10.79
Granted	2,500	9.10
Vested	(19,064)	10.81
Forfeited	(12,166)	10.73
Nonvested stock awards as of December 31, 2020	62,060	$10.73

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(Dollars in thousands, except share data)

As of December 31, 2020, there was $1.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share option and non-vested share awards) granted under the 2018 Equity Incentive Plan. At December 31, 2020, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 3.17 years.

NOTE 21 – BUSINESS COMBINATION

On December 31, 2020, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Mitchell Bank pursuant to the Purchase and Acquisition Agreement dated July 24, 2020. The assets acquired and the liabilities assumed from Mitchell Bank were recorded at their fair value as of the closing date of the acquisition. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding fair values becomes available. A bargain purchase gain of $7,000 was recorded at the time of the acquisition. The following table summarizes the consideration paid by the Company in the acquisition of Mitchell Bank and amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

	As Recorded	Fair Value and Other	As Recorded
	by Mitchell Bank	Merger Related Adjustments	by the Company
Consideration Paid
Cash			$4,978

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and due from banks	$38,266	$-	$38,266
Securities	7,133	16	7,149
Other equity securities	51	177	228
Loans, net of allowance	14,512	(217)	14,295
Premises and equipment	529	499	1,028
Core deposit intangibles	-	369	369
Accrued interest receivable	83	-	83
Foreclosed assets	185	(60)	125
Deferred tax asset	228	(228)	-
Other assets	209	(88)	121
Total assets acquired	$61,196	$468	61,664

Deposits	$56,641	$-	56,641
Other liabilities	38	-	38
Total liabilities assumed	$56,679	$-	56,679

Total identifiable assets	4,517	468	4,985

Bargain purchase gain resulting from acquisition			(7)

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

(Dollars in thousands, except share data)

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2019.

	December 31, 2020	December 31, 2019
Revenue (net interest income before provision)	$10,932	$10,043
Net income	$1,849	$1,616

These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results to reflect the additional activity that would have been reflected in the income statement assuming certain transaction related fair value adjustments had been applied from January 1, 2019.

In 2020, the Company incurred $210 of acquisition-related costs which are reflected in pro forma earnings for the year ended December 31, 2019, in the above table.

NOTE 21 – Subsequent Events

Other than as set forth above, no subsequent event disclosure or financial statement impacts to these financial statements are required as of March 26, 2021.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FFBW, Inc.

Date: March 26, 2021	By:	/s/ Edward H. Schaefer
Edward H. Schaefer
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Edward H. Schaefer	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2021
Edward H. Schaefer

/s/ Steven L. Wierschem	Chief Financial Officer (Principal Financial Officer)	March 26, 2021
Steven L. Wierschem

/s/ Leann Eddingsaas	Principal Accounting Officer	March 26, 2021
Leann Eddingsaas

/s/ James A. Tarantino	Chairman of the Board	March 26, 2021
James A. Tarantino

/s/ Kathryn Gutenkunst	Director	March 26, 2021
Kathryn Gutenkunst

/s/ JoAnne Anton	Director	March 26, 2021
JoAnne Anton

/s/ James P. Lenahan	Director	March 26, 2021
James P. Lenahan

/s/ DeVona Wright Cottrell	Director	March 26, 2021
DeVona Wright Cottrell

/s/ Michael J. Pjevach	Director	March 26, 2021
Michael J. Pjevach

/s/ Jose A. Olivieri	Director	March 26, 2021
Jose A. Olivieri

/s/ Christine A. Specht	Director	March 26, 2021
Christine A. Specht