Form 10-Q
period 2021-03-31
FFBW, Inc. /MD/
filed 2021-05-11
CIK 1787384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021.

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

As of May 10, 2021, there were 7,197,902 issued and outstanding shares of the Registrant’s Common Stock.

FFBW, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.    Financial Statements

FFBW, Inc.

Balance Sheets

March 31, 2021 (Unaudited) and December 31, 2020

(In thousands, except share data)

	March 31,	December 31,
	2021	2020
Assets
Cash and due from banks	$50,725	$41,454
Fed funds sold	8,400	25
Cash and cash equivalents	59,125	41,479
Available for sale securities, stated at fair value	56,463	64,243
Loans held for sale	1,098	1,708
Loans, net of allowance for loan and lease losses of $2,813 and $2,811, respectively	203,376	214,723
Premises and equipment, net	5,551	5,594
Foreclosed assets	—	125
Other equity investments	1,279	1,279
Accrued interest receivable	912	995
Cash value of life insurance	8,576	7,272
Other assets	1,371	1,554
TOTAL ASSETS	$337,751	$338,972

Liabilities and Equity

Deposits	$229,577	$226,498
Advance payments by borrowers for taxes and insurance	391	127
FHLB advances	7,500	7,500
Accrued interest payable	117	17
Other liabilities	1,091	1,565
Total liabilities	$238,676	$235,707
Preferred stock ($0.01 par value, 50,000,000 authorized, no shares issued or outstanding as of March 31, 2021 and December 31, 2020, respectively)	$—	$—
Common stock ($0.01 par value, 100,000,000 authorized, 7,286,461 and 7,695,214 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively)	73	77
Additional paid in capital	64,563	69,090
Unallocated common stock of Employee Stock Ownership Plan ("ESOP") (573,446 and 581,093 shares at March 31, 2021 and December 31, 2020, respectively)	(5,735)	(5,811)
Retained earnings	39,052	38,382
Accumulated other comprehensive income (loss), net of income taxes	1,122	1,527
Total equity	$99,075	$103,265
TOTAL LIABILITIES AND EQUITY	$337,751	$338,972

See accompanying notes to financial statements.

FFBW, Inc.

Statements of Income

Three Months Ended March 31, 2021 and 2020 (Unaudited)

(In thousands, except per share data)

	Three months ended
	March 31,
	2021	2020
Interest and dividend income:
Loans, including fees	$2,872	$2,435
Securities
Taxable	239	284
Tax-exempt	46	4
Other	9	84

Total interest and dividend income	3,166	2,807

Interest Expense:
Interest-bearing deposits	249	483
Borrowed funds	17	61

Total interest expense	266	544

Net interest income	2,900	2,263
Provision for loan losses	—	40

Net interest income after provision for loan losses	2,900	2,223

Noninterest income:
Service charges and other fees	116	55
Net gain on sale of loans	161	35
Increase in cash surrender value of insurance	53	49
Other noninterest income	25	24

Total noninterest income	355	163

Noninterest expense:
Salaries and employee benefits	1,362	1,132
Occupancy and equipment	292	244
Data processing	337	206
Technology	56	60
Foreclosed assets	1	(16)
Professional fees	106	108
Other noninterest expense	249	110

Total noninterest expense	2,403	1,844

Income before income taxes	852	542
Provision for income taxes	182	135

Net income	$670	$407

Earnings per share
Basic	$0.10	$0.06
Diluted	$0.10	$0.06

See accompanying notes to financial statements.

FFBW, Inc.

Statements of Comprehensive Income (Loss)

Three Months Ended March 31, 2021 and 2020, (Unaudited)

(In thousands)

	Three months ended
	March 31,
	2021	2020
Net income	$670	$407
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	(573)	997
Reclassification adjustment for (gains) losses realized in net income	—	—
Other comprehensive income (loss) before tax effect	(573)	997
Tax effect of other comprehensive income (loss) items	168	(270)
Other comprehensive income (loss), net of tax	(405)	727
Comprehensive income	$265	$1,134

See accompanying notes to financial statements.

FFBW, Inc.

Statements of Changes in Equity

For the Three Months Ended March 31, 2021 and 2020, (Unaudited)

(In thousands, except share data)

				Unallocated		Accumulated
	Number		Additional	Common		Other
	of	Common	Paid-In	Stock of	Retained	Comprehensive	Treasury
	Shares	Stock	Capital	ESOP	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2019	7,702,478	$67	$28,672	$(2,303)	$36,551	$344	$(1,461)	$61,870
Corporate Reorganization:
Conversion of FFBW, Inc. (net of costs of $1.2 million)	2,397	10	41,561	—	—	—	—	41,571
Purchase of 341,485 shares of ESOP	—	—	—	(3,814)	—	—	—	(3,814)
Treasury stock retired	—	—	(1,461)	—	—	—	1,461	—
Contribution of FFBW, MHC	—	—	99	—	—	—	—	99
2020 Activity:
Net income	—	—	—	—	407	—	—	407
ESOP shares committed to be released ( 7,647 shares)	—	—	(15)	78	—	—	—	63
Stock based compensation expense	—	—	87	—	—	—	—	87
Other comprehensive income	—	—	—	—	—	727	—	727
Balance at March 31, 2020	7,704,875	$77	$68,943	$(6,039)	$36,958	$1,071	$—	$101,010

Balance at December 31, 2020	7,695,214	$77	$69,090	$(5,811)	$38,382	$1,527	$—	$103,265
Net income	—	—	—	—	670	—	—	670
ESOP shares committed to be released (7,647 shares)	—	—	6	76	—	—	—	82
Stock based compensation expense	—	—	81	—	—	—	—	81
Repurchase of common stock	(408,753)	(4)	(4,614)	—	—	—	—	(4,618)
Other comprehensive loss	—	—	—	—	—	(405)	—	(405)
Balance at March 31, 2021	7,286,461	$73	$64,563	$(5,735)	$39,052	$1,122	$—	$99,075

See accompanying notes to financial statements.

FFBW, Inc.

Statements of Cash Flows

For the Three Months Ended March 31, 2021 and 2020 (Unaudited)

(In thousands)

`	Three months ended
	March 31,
	2021	2020
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$670	$407
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	40
Depreciation	72	79
Net amortization of loan portfolio discount and deposit premium	317	—
Net amortization on securities available for sale	145	81
(Gain) loss on sales and impairments of foreclosed assets	2	(11)
Increase in cash surrender value of life insurance	(53)	(49)
ESOP compensation	82	61
Stock based compensation	81	87
Changes in operating assets and liabilities:
Accrued interest receivable	82	(91)
Loans held for sale	611	(343)
Other assets	325	641
Accrued interest payable	101	208
Other liabilities	(474)	(60)
Net cash provided by operating activities	$1,961	$1,050
Cash flows from investing activities:
Maturities, calls, paydowns on available for sale securities	$7,062	$2,655
Purchases of available for sale securities	—	(8,624)
Net (increase) decrease in loans	11,056	(4,012)
Purchases of premises and equipment	(30)	(16)
Purchase of life insurance	(1,250)	—
Proceeds from sale of foreclosed assets	122	95
Cash received in MHC merger	—	99
Net cash provided by (used in) investing activities	$16,960	$(9,803)
Cash flows from financing activities:
Net (increase) decrease in deposits	$3,079	$(53,858)
Net increase in advance payments by borrowers for taxes and insurance	264	334
Repurchase of common stock	(4,618)	—
Purchase of shares of ESOP	—	(3,814)
Net proceeds from issuance of common stock	—	41,571
Net cash used in financing activities	$(1,275)	$(15,767)
Net change in cash and cash equivalents	$17,646	$(24,520)
Cash and cash equivalents at beginning	41,479	39,377
Cash and cash equivalents at end	$59,125	$14,857

Supplemental Cash Flow Disclosures:
Cash paid for interest	$165	$336
Cash paid for income taxes	626	—
Loans transferred to foreclosed assets	—	347

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

In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended March 31, 2021 are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the Financial Statements and notes thereto for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (“SEC”) as part of FFBW, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

The Bank is a community bank headquartered in Waukesha, Wisconsin that provides financial services to individuals and businesses from our offices in Waukesha, Brookfield, and the South Side of Milwaukee.

FFBW, Inc. (“New FFBW”), a Maryland corporation that was organized in September 2019, is a savings and loan holding company headquartered in Waukesha, Wisconsin. New FFBW was formed to be the successor to the Company upon completion of the second step mutual-to-stock conversion (the “Conversion”) of the MHC. Prior to completion of the Conversion, approximately 55.4% of the shares of common stock of the Company were owned by the MHC. In conjunction with the Conversion, the MHC and the Company merged into New FFBW. The Conversion was completed on January 16, 2020. In the Conversion, New FFBW sold 4,268,570 shares of common stock at $10.00 per share, for net proceeds of approximately $37.9 million (including purchase of 341,485 ESOP shares), and issued 3,436,430 shares of common stock in exchange for the shares of common stock of FFBW, Inc. a federal corporation, (“Old FFBW”) owned by stockholders of Old FFBW, other than FFBW, MHC, as of the effective date of the conversion.  As a result of the conversion, FFBW, MHC and Old FFBW ceased to exist.

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

Life Insurance

The Company has purchased life insurance policies on certain key memebers of the management team. Life insurance is measured at the amount that could be realized under the insurance contract as of the balance sheet date, which is generally the cash surrender value of the policy.

Subsequent Events

Subsequent events have been evaluated through May 11, 2021, which is the date the financial statements are available to be issued.

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

ASU No. 2020-04 “Facilitation of the Effects of Reference Rate Reform on Financial Reporting”

This standard provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform if certain criteria are met. Effective March 12, 2020, the amendments in this ASU are elective and prospectively applied only to contracts modified on or before December 31, 2022, or hedging relationships entered into or evaluated through December 31, 2022. The adoption of this standard has not impacted the Company’s financial staetments and management does not believe it will have a significant impact moving forward.

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

The following table presents the earnings per share calculations for the three months ended March 31:

	Three months ended
	March 31,
	2021	2020
Net income	$670	$407
Basic potential common shares
Weighted average shares outstanding	7,224,401	7,704,875
Weighted average unallocated Employee Stock Ownership Plan Shares	(576,061)	(607,924)
Basic weighted average shares outstanding	6,648,340	7,096,951
Dilutive potential common shares	13,770	—
Dilutive weighted average shares outstanding	6,662,110	7,096,951

Basic earnings per share	$0.10	$0.06
Diluted earnings per share	$0.10	$0.06

NOTE 4 – Available for Sale Securities

Amortized costs and fair values of available for sale securities are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2021
Obligations of the US government and US government sponsored agencies	$655	$ $ 29	$—	$684
Obligations of states and political subdivisions	14,978	413	(99)	15,292
Mortgage-backed securities	32,968	1,083	(68)	33,983
Certificates of deposit	4,150	51	—	4,201
Corporate debt securities	2,177	126	—	2,303
Total available for sale securities	$54,928	$1,702	$(167)	$56,463

December 31, 2020
Obligations of the US government and US government sponsored agencies	$717	$37	$—	$754
Obligations of states and political subdivisions	15,012	612	(19)	15,605
Mortgage-backed securities	36,347	1,361	(28)	37,680
Certificates of deposit	7,880	57	—	7,937
Corporate debt securities	2,179	92	(4)	2,267
Total available for sale securities	$62,135	$2,159	$(51)	$64,243

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

The following table presents the portion of the Company’s portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2021
Obligations of states and political subdivisions	$4,475	$(99)	$—	$—	$4,475	$(99)
Mortgage-backed securities	5,545	(61)	1,132	(7)	6,677	(68)
Total	$10,020	$(160)	$1,132	$(7)	$11,152	$(167)
December 31, 2020
Obligations of states and political subdivisions	$1,543	$(19)	$—	$—	$1,543	$(19)
Mortgage-backed securities	4,140	(21)	736	(7)	4,876	(28)
Corporate debt securities	849	(4)	—	—	849	(4)
Total	$6,532	$(44)	$736	$(7)	$7,268	$(51)

At March 31, 2021, the investment portfolio included 4 securities available for sale, which had been in an unrealized loss position for greater than twelve months, and 18 securities available for sale, which had been in an unrealized loss position for less than twelve months. At December 31, 2020, the investment portfolio included 4 securities available for sale, which had been in an unrealized loss position for greater than twelve months, and 13 securities available for sale, which had been in an unrealized loss position for less than twelve months. Because these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. These unrealized losses are considered temporary because the Company does not currently have the intent to sell the securities before recovery of the losses; therefore we expect to collect all contractually due amounts from these securities. Accordingly, these investments were reduced to their fair values through accumulated other comprehensive income, not through earnings.

We regularly assess our securities portfolio for other than temporary impairment (“OTTI”). These assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery. We did not have any impairment losses recognized in earnings for the three months ended March 31, 2021 or March 31, 2020.

The amortized cost and fair value of available for sale securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities in mortgage-backed securities since the anticipated maturities are not readily determinable. Therefore, these securities are not included in the maturity categories in the following maturity summary listed below:

	March 31, 2021
	Amortized Cost	Fair Value
Due in one year or less	$418	$425
Due after one year through 5 years	6,556	6,754
Due after 5 years through 10 years	7,758	8,061
Due after 10 years	7,228	7,240
Subtotal	$21,960	$22,480
Mortgage-backed securities	32,968	33,983
Total	$54,928	$56,463

No securities were sold during the three months ended March 31, 2021 or 2020.

Available for sale securities with a carrying value of $1,019 and $1,036 were pledged at March 31, 2021 and December 31, 2020, respectively.

NOTE 5 - Loans

Major classifications of loans are as follows:

	March 31,	December 31,
	2021	2020
Commercial
Development	$14,565	$14,090
Real estate	80,224	87,605
Commercial and industrial	20,041	20,758
Residential real estate and consumer
One-to-four family owner-occupied	28,356	30,548
One-to-four family investor-owned	27,968	32,638
Multifamily	30,432	29,303
Consumer	4,972	3,016
Subtotal	$206,558	$217,958
Deferred loan fees	(369)	(424)
Allowance for loan losses	(2,813)	(2,811)
Net loans	$203,376	$214,723

Deposit accounts in an overdraft position and reclassified as loans approximated $4 and $5 at March 31, 2021 and December 31, 2020, respectively.

A summary of the activity in the allowance for loan losses by portfolio segment is as follows:

		Residential real
		estate
Three Months Ended	Commercial	and consumer	Total

March 31, 2021
Balance at December 31, 2020	$1,834	$977	$2,811
Provision for loan losses	58	(58)	—
Loans charged off	—	—	—
Recoveries of loans previously charged off	—	2	2
Total ending allowance balance	$1,892	$921	$2,813

March 31, 2020
Balance at December 31, 2019	$1,251	$1,013	$2,264
Provision for loan losses	50	(10)	40
Loans charged off	—	—	—
Recoveries of loans previously charged off	—	3	3
Total ending allowance balance	$1,301	$1,006	$2,307

Information about how loans were evaluated for impairment and the related allowance for loan losses follows:

		Residential Real
		Estate and
March 31, 2021	Commercial	Consumer	Total
Loans:
Individually evaluated for impairment	$827	$1,245	$2,072
Collectively evaluated for impairment	114,003	90,483	204,486
Total loans	$114,830	$91,728	$206,558

Allowance for loan losses:
Individually evaluated for impairment	$450	$—	$450
Collectively evaluated for impairment	1,442	921	2,363
Total allowance for loan losses	$1,892	$921	$2,813

		Residential Real
		Estate and
December 31, 2020	Commercial	Consumer	Total
Loans:
Individually evaluated for impairment	$792	$1,228	$2,020
Collectively evaluated for impairment	121,661	94,277	215,938
Total loans	$122,453	$95,505	$217,958

Allowance for loan losses:
Individually evaluated for impairment	$450	$—	$450
Collectively evaluated for impairment	1,384	977	2,361
Total allowance for loan losses	$1,834	$977	$2,811

Information regarding impaired loans follows:

	Principal	Recorded	Related	Average	Interest
As of March 31, 2021	Balance	Investment	Allowance	Investment	Recognized
Loans with related allowance for loan losses:
Commercial
Commercial and industrial	$713	$704	$450	$708	$—
Total loans with related allowance for loan losses	713	704	450	708	—
Loans with no related allowance for loan losses:
Commercial
Commercial and industrial	146	123	—	135	1
Residential real estate and consumer
One-to-four family owner-occupied	1,039	992	—	1,016	9
One-to-four family investor-owned	242	203	—	222	—
Consumer	50	50	—	50	—
Total loans with no related allowance for loan losses	1,477	1,368	—	1,423	10

Total impaired loans	$2,190	$2,072	$450	$2,131	$10

	Principal	Recorded	Related	Average	Interest
As of December 31, 2020	Balance	Investment	Allowance	Investment	Recognized
Loans with related allowance for loan losses:
Commercial
Commercial and industrial	$713	$704	$450	$713	$19
Residential real estate and consumer
One-to-four family investor-owned	—	—	—	—	—
Total loans with related allowance for loan losses	713	704	450	713	19
Loans with no related allowance for loan losses:
Commercial
Commercial and industrial	108	88	—	109	5
Residential real estate and consumer
One-to-four family owner-occupied	1,017	971	—	979	9
One-to-four family investor-owned	242	206	—	242	—
Consumer	52	51	—	54	—
Total loans with no related allowance for loan losses	1,419	1,316	—	1,384	14

Total impaired loans	$2,132	$2,020	$450	$2,097	$33

Additional funds of $0 and $215 were committed to impaired loans as of March 31, 2021 and December 31, 2020, respectively.

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

Information regarding the credit quality indicators most closely monitored for commercial loans by class follows:

		Special
	Pass	Mention	Substandard	Doubtful	Totals
March 31, 2021
Development	$14,565	$—	$—	$—	$14,565
Real estate	80,224	—	—	—	80,224
Commercial and industrial	19,252	—	85	704	20,041
One-to-four family investor-owned	27,968	—	—	—	27,968
Multifamily	30,432	—	—	—	30,432
Totals	$172,441	$—	$85	$704	$173,230
December 31, 2020
Development	$14,090	$—	$—	$—	$14,090
Real estate	87,605	—	—	—	87,605
Commercial and industrial	20,046	—	8	704	20,758
One-to-four family investor-owned	32,358	—	280	—	32,638
Multifamily	29,303	—	—	—	29,303
Totals	$183,402	$—	$288	$704	$184,394

Residential real estate and consumer loans are generally evaluated based on whether or not the loan is performing according to the contractual terms of the loan.

Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans by class follows:

	Performing	Non-performing	Totals
March 31, 2021
One-to-four family owner-occupied	$28,199	$157	$28,356
Consumer	4,972	—	4,972
	$33,171	$157	$33,328
December 31, 2020
One-to-four family owner-occupied	$30,548	$—	$30,548
Consumer	3,016	—	3,016
	$33,564	$—	$33,564

Loan aging information follows:

		Loans Past Due	Loans Past Due		Nonaccrual
	Current Loans	30-89 Days	90+ Days	Total Loans	Loans
March 31, 2021
Commercial
Development	$14,565	$—	$—	$14,565	$—
Real estate	80,224	—	—	80,224	—
Commercial and industrial	20,041	—	—	20,041	789
Residential real estate and consumer
One-to-four family owner-occupied	28,241	115	—	28,356	157
One-to-four family investor-owned	27,968	—	—	27,968	203
Multifamily	30,432	—	—	30,432	—
Consumer	4,972	—	—	4,972	—
Total	$206,443	$115	$—	$206,558	$1,149

		Loans Past Due	Loans Past Due		Nonaccrual
	Current Loans	30-89 Days	90+ Days	Total Loans	Loans
December 31, 2020
Commercial
Development	$14,090	$—	$—	$14,090	$—
Real estate	87,040	565	—	87,605	—
Commercial and industrial	20,054	704	—	20,758	792
Residential real estate and consumer
One-to-four family owner-occupied	30,347	201	—	30,548	69
One-to-four family investor-owned	32,638	—	—	32,638	206
Multifamily	29,303	—	—	29,303	—
Consumer	3,016	—	—	3,016	—
Total	$216,488	$1,470	$—	$217,958	$1,067

There are no loans 90 or more days past due and accruing interest as of March 31, 2021 or December 31, 2020.

When, for economic or legal reasons related to the borrower’s financial difficulties, the Company grants a concession to the borrower that the Company would not otherwise consider, the modified loan is classified as a troubled debt restructuring. Loan modifications may consist of forgiveness of interest and/or principal, a reduction of the interest rate, allowing interest-only payments for a period of time, and/or extending amortization terms. During the three months ended and as of March 31, 2021, there were no new troubled debt restructurings. No troubled debt restructurings defaulted within 12 months of their modification date during the three months ended March 31, 2021. During the year ended and as of December 31, 2020, there were no new troubled debt restructurings. No troubled debt restructurings defaulted within 12 months of their modifications during the year ended December 31, 2020.

During April 2020, the Coronavirus Aid, Relief and Economic Security Act was signed into law which provides optional, temporary relief from accounting for certain pandemic-related loan modifications as a TDR. During 2020, the Bank offered payment deferrals to loan customers that were excluded from TDR classification based on this Act. Loans totaling $4.5 million remain on a modified status as of March 31, 2021.

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, an additional provision for loan losses may be necessary.

NOTE 6 - Deposits

The composition of deposits are as follows:

	March 31,	December 31,
	2021	2020

Non interest-bearing checking	$52,852	$51,802
Interest-bearing checking	10,523	10,899
Money market	69,119	70,455
Statement savings accounts	35,152	31,977
Health savings accounts	10,859	10,854
Certificates of deposit	51,072	50,511
Total	$229,577	$226,498

Certificates of deposit that meet or exceed the FDIC insurance limit of $250 totaled $9,752 and $9,485 at March 31, 2021 and December 31, 2020, respectively.

The scheduled maturities of certificates of deposit are as follows as of March 31, 2021:

2021	$28,530
2022	17,780
2023	2,999
2024	1,200
2025	460
2026	103
Total	$51,072

NOTE 7– FHLB Advances

FHLB advances consist of the following:

	March 31, 2021		December 31, 2020
	Rates	Amount	Rates	Amount

Fixed rate, fixed term advances	0.0%-1.71%	$5,500	0.0%-1.71%	$5,500
Fixed term advances with floating spread	2.10%	2,000	2.10%	2,000

		$7,500		$7,500

The following is a summary of scheduled maturities of fixed term FHLB advances as of March 31, 2021:

	Fixed Rate Advances		Adjustable Rate Advances
	Weighted		Weighted		Total
	Average Rate	Amount	Average Rate	Amount	Amount

2021	0.0%	$4,000	2.10%	$2,000	$6,000
2022	1.71%	1,500	—	—	1,500

Total	0.47%	$5,500	2.10%	$2,000	$7,500

Actual maturities may differ from the scheduled principal maturities due to call options on the various advances.

The Company has a master contract agreement with the FHLB that provides for a borrowing up to the lesser of a determined multiple of FHLB stock owned or a determined percentage of the book value of the Company’s qualifying one-to-four family, multifamily, commercial real estate and commercial business loans. The Company pledged approximately $172,647 and $149,304 of one-to-four family, multifamily, commercial real estate and commercial business loans to secure FHLB advances at March 31, 2021 and December 31, 2020, respectively. FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest, such as Federal funds, FHLB discount note or prime rates. Fixed rate advances are priced in reference to market rates of interest at the time of the advance, namely the rates that FHLB pays to borrowers at various maturities. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. FHLB advances are also secured by $851 of FHLB stock owned by the Company at both March 31, 2021 and December 31, 2020.

At March 31, 2021, the Company’s available and unused portion of this borrowing agreement based on the amount of FHLB stock was $14,459.

In addition, the Company has a $7,000 federal funds line of credit through Bankers’ Bank of Wisconsin, which was not drawn on as of March 31, 2021. The Company also has the authority to borrow through the Federal Reserve’s Discount Window.

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

As shares are committed to be released from collateral and allocated to active participants, the Company reports compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-shares (EPS) computations. During the quarters ended March 31, 2021 and 2020, 7,647 and 7,647 shares were committed to be released, respectively. During the three months ended March 31, 2021 the average fair value per share of stock was $10.77 resulting in total ESOP compensation expense of $82 for the three months ended March 31, 2021. During the three months ended March 31, 2020 the average fair value per share of stock was $10.15 resulting in total ESOP compensation expense of $63 for the three months ended March 31, 2020. The ESOP shares as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
Shares allocated to active participants	62,305	33,861
Shares committed to be released and allocated to participants	7,647	30,584
Shares distributed	—	(2,140)
Total unallocated shares	573,446	581,093
Total ESOP shares	643,398	643,398
Fair value of unallocated shares (based on $11.25 and $10.02 share price at March 31, 2021 and December 31, 2020, respectively)	$6,451	$5,823

NOTE 9 - Share-based Compensation Plans

The Company adopted the FFBW, Inc. 2018 Equity Incentive Plan (the “2018 Equity Incentive Plan”) in 2018. ASC Topic 718 requires that the grant date fair value of equity awards to employees and directors be recognized as compensation expense over the period during which they are required to provide service in exchange for such awards.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the period shown:

	Three Months Ended
	March 31,
	2021	2020
Total cost of stock grant plan during the year	$44	$50
Total cost of stock option plan during the year	37	37
Total cost of share-based payment plans during the year	$81	$87

Amount of related income tax benefit recognized in income	$19	$23

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

The following table summarizes stock options activity for the three months ended March 31, 2021:

Outstanding
Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock Option	Exercise	Contractual	Intrinsic
	Awards	Price	Term (years)	Value
Options outstanding as of December 31, 2020	269,220	$10.51
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding as of March 31, 2021	269,220	$10.51	8.26	$201,772
Options exercisable as of March 31, 2021	81,964	$10.81	7.98	$19,926

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

There were no options granted during the three months ended March 31, 2021.

The following is a summary of changes in restricted shares for the three months ended March 31, 2021:

Weighted
Average
	Number of	Grant Date Fair
	Shares	Value
Nonvested stock awards as of December 31, 2020	62,060	$10.73
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested stock awards as of March 31, 2021	62,060	$10.73

As of March 31, 2021, there was $1.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share option and non-vested share awards) granted under the 2018 Equity Incentive Plan. At March 31, 2021, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 2.9 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1, and Total capital to risk-weighted assets and of Tier 1 capital to average assets. It is management’s opinion, as of March 31, 2021, that the Bank meet all applicable capital adequacy requirements.

As of March 31, 2021, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table. There are no conditions or events since March 31, 2021 that management believes have changed the category.

The Bank’s actual capital amounts and ratios are presented in the following tables:

						To Be Well
						Capitalized
						Under Prompt
			For Capital Adequacy			Corrective
	Actual		Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
March 31, 2021
Common Equity Tier 1 capital (to risk‑weighted assets)	$74,087	33.9%	$	≥ 9,832	≥ 4.5%	$	≥ 14,202	≥ 6.5%
Tier 1 capital (to risk‑weighted assets)	74,087	33.3		≥ 13,110	≥ 6.0		≥ 17,479	≥ 8.0
Total capital (to risk‑weighted assets)	76,819	34.5		≥ 17,479	≥ 8.0		≥ 21,849	≥ 10.0
Tier 1 capital (to average assets)	74,087	22.3		≥ 13,309	≥ 4.0		≥ 16,637	≥ 5.0

December 31, 2020
Common Equity Tier 1 capital (to risk‑weighted assets)	$73,665	33.1%	$	≥ 10,018	≥ 4.5%	$	≥ 14,471	≥ 6.5%
Tier 1 capital (to risk‑weighted assets)	73,665	33.1		≥ 13,358	≥ 6.0		≥ 17,810	≥ 8.0
Total capital (to risk‑weighted assets)	76,448	34.3		≥ 17,810	≥ 8.0		≥ 22,263	≥ 10.0
Tier 1 capital (to average assets)	73,665	25.2		≥ 11,700	≥ 4.0		≥ 14,625	≥ 5.0

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

Foreclosed assets - Real estate acquired through or in lieu of loan foreclosure are not measured at fair value on a recurring basis. However, foreclosed assets are initially measured at fair value (less estimated costs to sell) when they are acquired and may also be measured at fair value (less estimated costs to sell) if they become subsequently impaired. The fair value measurement for each asset may be obtained from an independent appraiser or prepared internally. Fair value measurements obtained from independent appraisers generally utilize a market approach based on sales of comparable assets and/or an income approach. Such measurements are usually considered Level 2 measurements. However, management routinely evaluates fair value measurements of independent appraisers by comparing actual selling prices to the most recent appraisals. If management determines significant adjustments should be made to the independent appraisals based on these evaluations, these measurements are considered Level 3 measurements. Fair value measurements prepared internally are based on management’s comparisons to sales of comparable assets, but include significant unobservable data and are therefore considered Level 3 measurements.

Other equity investments - Certain equity investments are measured at fair value on a non-recurring basis using observable transactions and are classified as Level 2.

Assets measured at fair value on a recurring basis are summarized below:

	Recurring Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of March 31, 2021
Assets:
Available for sale securities:
Obligations of the US government and US government sponsored agencies	$—	$684	$—	$684
Obligations of states and political subdivisions	—	15,292	—	15,292
Mortgage-backed securities	—	33,983	—	33,983
Certificates of deposit	—	4,201	—	4,201
Corporate debt securities	—	2,303	—	2,303
Total available for sale securities	$—	$56,463	$—	$56,463

As of December 31, 2020
Assets:
Available for sale securities:
Obligations of the US government and US government sponsored agencies	$—	$754	$—	$754
Obligations of states and political subdivisions	—	15,605	—	15,605
Mortgage-backed securities	—	37,680	—	37,680
Certificates of deposit	—	7,937	—	7,937
Corporate debt securities	—	2,267	—	2,267
Total available for sale securities	$—	$64,243	$—	$64,243

Information regarding the fair value of assets measured at fair value on a nonrecurring basis follows:

		Nonrecurring Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Instruments	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

As of March 31, 2021
Assets:
Loans	$254	$—	$—	$254
Other equity investments	225	—	225	—

As of December 31, 2020
Assets:
Loans	$254	$—	$—	$254
Foreclosed assets	125	—	—	125
Other equity investments	225	—	225	—

Loans with a carrying amount of $704 were considered impaired and were written down to their estimated fair value of $254 as of March 31, 2021. Loans with a carrying amount of $704 were considered impaired and were written down to their estimated fair value of $254 as of December 31, 2020. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $450 and $450 as of March 31, 2021 and December 31, 2020, respectively.

Foreclosed assets with a carrying amount of $0 and $125 were determined to be at their fair value as of March 31, 2021 and December 31, 2020, respectively.

The following presents quantitative information about nonrecurring Level 3 fair value measurements:

				Range/Weighted
	Fair Value	Valuation Technique	Unobservable Input(s)	Average
As of March 31, 2021
Loans	$254	Market and/or income approach	Management discount on appraised values	10%	-	20%
Foreclosed assets	$0	Market and/or income approach	Management discount on appraised values	10%	-	20%

As of December 31, 2020
Loans	$254	Market and/or income approach	Management discount on appraised values	10%	-	20%
Foreclosed assets	$125	Market and/or income approach	Management discount on appraised values	10%	-	20%

The carrying value and estimated fair value of financial instruments as of March 31, 2021 and December 31, 2020 follow:

	March 31, 2021
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$59,125	$59,125	$—	$—
Available for sale securities	56,463	—	56,463	—
Loans held for sale	1,098	—	1,098	—
Loans	203,376	—	—	205,155
Accrued interest receivable	912	912	—	—
Cash value of life insurance	8,576	—	—	8,576
Other equity investments	1,278	—	225	1,053

Financial liabilities:
Deposits	229,577	175,987	—	51,164
Advance payments by borrowers for taxes and insurance	391	391	—	—
FHLB advances	7,500	—	—	7,535
Accrued interest payable	117	117	—	—

	December 31, 2020
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$41,479	$41,479	$—	$—
Available for sale securities	64,243	—	64,243	—
Loans held for sale	1,708	—	1,708	—
Loans	214,723	—	—	217,893
Accrued interest receivable	995	995	—	—
Cash value of life insurance	7,272	—	—	7,272
Other equity investments	1,279	—	225	1,054

Financial liabilities:
Deposits	226,498	175,987	—	50,732
Advance payments by borrowers for taxes and insurance	127	127	—	—
FHLB advances	7,500	—	—	7,544
Accrued interest payable	17	17	—	—

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

NOTE 12 – Business Combination

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Impact of COVID-19

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

To address the economic impact in the United States, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act included a number of provisions that affected us, including accounting relief for troubled debt restructurings (“TDRs”), or loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates. The CARES Act also established the Paycheck Protection Program (“PPP”), which allowed us to lend money to small businesses to maintain employee payrolls through the crisis with guarantees from the SBA. Under this program, loan amounts may be forgiven if the borrower maintains employee payrolls and meets certain other requirements.

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

We have implemented loan modification programs to provide our borrowers relief from the economic impacts of COVID-19. Based on guidance in the CARES Act, COVID-19 related modifications to loans that were current as of December 31, 2019 are exempt from TDR classification under accounting principles generally accepted in the United States (“U.S. GAAP”). Through March 31, 2021 we had 15 COVID-19 related loans on deferral totaling $14.6 million. As of March 31, 2021, one of these loans remained on a COVID-19 related deferral totaling $4.5 million. The one remaining deferred loan is on principal only payments.

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

Comparison of Financial Condition at March 31, 2021 and December 31, 2020

Total Assets. Total assets decreased $1.2 million, or 0.4%, to $337.8 million at March 31, 2021 from $339.0 million at December 31, 2020 due, in part, to the share repurchase activity.

Cash and cash equivalents. Cash and cash equivalents increased $17.6 million, or 42.5%, to $59.1 million at March 31, 2021 from $41.5 million at December 31, 2020. The decrease resulted from decreases in net loans and available-for-sale securities.

Net Loans. Net loans decreased $11.3 million, or 5.3%, to $203.4 million at March 31, 2021 from $214.7 million at December 31, 2020. The decrease resulted from decreases in commercial real estate loans of $7.4 million, or 8.4%, one-to-four family owner-occupied loans of $2.2 million, or 7.2%, one-to-four family investor-owned loans of $4.7 million, or 14.3%, and commercial business loans of $717,000, or 3.5%, offset, in part, by increases of $475,000, or 3.4%, in commercial development loans, $1.1 million, or 3.9%, in multifamily loans and $2.0 million, or 64.9%, in consumer loans.

During the three months ended March 31, 2021, we sold $7.1 million of one-to-four family owner-occupied residential real estate loans, on a servicing-released basis. Subject to market and economic conditions, management intends to continue this sales activity in future periods to generate gain on sale of loans income.

Available for sale securities. Available for sale securities decreased $7.8 million, or 12.1%, to $56.5 million at March 31, 2021 from $64.2 million at December 31, 2020 as maturing investments were not replaced during the quarter.

Other equity investments. Other equity investments remained unchanged at $1.3 million at March 31, 2021 and December 31, 2020, respectively.

Deposits. Deposits increased $3.1 million, or 1.4%, to $229.6 million at March 31, 2021 from $226.5 million at December 31, 2020. The increase resulted from an increase in certificates of deposit of $561,000, or 1.1%, to $51.1 million at March 31, 2021 from $50.5 million at December 31, 2020, noninterest-bearing checking accounts of $1.1 million, or 2.0%, to $52.9 million at March 31, 2021, compared to $51.8 million at December 31, 2020 and savings accounts of $3.2 million, or 9.9%, to $35.2 million at March 31, 2021 from $32.0 million at December 31, 2020. Offsetting these increases, money market accounts decreased $1.4 million, or 1.9%, to $69.1 million at March 31, 2021 from $70.5 million as of December 31, 2020, interest-bearing checking accounts decreased $376,000, or 3.4%, to $10.5 million at March 31, 2021 from $10.9 million at December 31, 2020, while health savings accounts remained unchanged at $10.9 million at both March 31, 2021 and December 31, 2020. Included in the certificates of deposit were brokered deposits of $1.0 million as of both March 31, 2021 and December 31, 2020.

Borrowings. Borrowings, consisting entirely of FHLB advances, remained unchanged at $7.5 million at March 31, 2021 and December 31, 2020. The aggregate cost of outstanding advances from the FHLB was 0.9% at March 31, 2021 compared to the Bank’s cost of deposits of 0.6% at that date.

Other liabilities. Other liabilities decreased $474,000, or 1.3%, to $1.1 million at March 31, 2021 from $1.6 million at December 31, 2020. The decrease resulted, in part, from a decrease in outstanding accounts payable and a decrease in accrued expenses.

Total Equity. Total equity decreased $4.2 million, or 4.1%, to $99.1 million at March 31, 2021 from $103.3 million at December 31, 2020. The decrease resulted primarily from stock repurchases of $4.6 million.

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

The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ALLL for the periods then ended:

	March 31,	December 31,
	2021 and	2020 and
	Three Months	Twelve Months
	Then	Then
	Ended	Ended

	(in thousands)
Nonperforming assets:
Nonaccrual loans	$1,149	$1,067
Accruing loans past due 90 days or more	—	—
Total nonperforming loans ("NPLs")	$1,149	$1,067
Foreclosed assets	—	125
Total nonperforming assets ("NPAs")	$1,149	$1,192
Troubled Debt Restructurings ("TDRs")	1,413	1,414
Nonaccrual TDRs	995	990
Average outstanding loan balance	214,335	205,351
Loans, end of period	206,558	217,958
ALLL, at beginning of period	2,811	2,264
Loans charged off:
Commercial	—	—
Residential real estate and consumer	—	—
Total loans charged off	$—	$—
Recoveries of loans previously charged off:
Residential real estate and consumer	2	27
Total recoveries of loans previous charged off	2	27
Net loans charged off ("NCOs'")	$2	$27
Additions to ALLL via provision for loan losses charged to operations	—	520
ALLL, at end of period	$2,813	$2,811
Ratios:
NCOs (annualized) to average loans	0.00%	0.03%
ALLL to total loans	1.36%	1.29%
NPL to total loans	0.56%	0.49%
NPAs to total assets	0.34%	0.35%
Total Assets	$337,751	$338,972

Total loans past due decreased from $1.5 million as of December 31, 2020 to $115,000 as of March 31, 2021. We believe our credit and underwriting policies continue to support more effective lending decisions by the Company, which increases the likelihood of maintaining loan quality going forward. Moreover, we believe the favorable trends regarding our nonperforming loans and nonperforming assets reflect our continued adherence to improved underwriting criteria and practices. We believe our current ALLL is adequate to cover probable losses in our current loan portfolio.

Non-performing loans of $1.1 million as of March 31, 2021, which included $995,000 of non-accrual trouble debt restructured loans, reflected an increase of $82,000 from the non-performing loan balance as of December 31, 2020.

Our non-performing assets were $1.1 million at March 31, 2021, or 0.34% of total assets, compared to $1.2 million, or 0.35% of total assets as of December 31, 2020.

Foreclosed assets decreased to $0 at March 31, 2021 from $125,000 at December 31, 2020. We strive to aggressively liquidate foreclosed assets as a part of our overall credit risk management strategy.

Comparison of Operating Results for the Three Months Ended March 31, 2021 and March 31, 2020

General. We had net income of $670,000 for the three months ended March 31, 2021, compared to net income of $407,000 for the three months ended March 31, 2020, an increase of $263,000, or 64.7%. The increase in net income was the net effect of an increase in net interest income after provision for loan losses of $677,000, or 30.5%, and an increase in noninterest income of $192,000, or 117.8%, offset in part by an increase in noninterest expense of $559,000, or 30.3%.

Interest and dividend income. Total interest and dividend income increased $359,000 or 12.8%, to $3.2 million for the three months ended March 31, 2021 compared to $2.8 million for the three months ended March 31, 2020.  Average interest-earning assets increased $46.7 million, or 18.1%, to $304.6 million for the three months ended March 31, 2021 compared to $258.0 million for the three months ended March 31, 2020, and the weighted average yield on interest-earning assets decreased 19 basis points when comparing the 2021 and 2020 quarters. The decrease in average yield was primarily the result of lower market interest rates and increased market competition during the 2021 quarter.

Interest Expense. Total interest expense decreased $278,000, or 51.1%, to $226,000 for the three months ended March 31, 2021 compared to $544,000 for the three months ended March 31, 2020.  Average interest-bearing liabilities increased $26.6 million, or 17.4%, to $179.9 million for the three months ended March 31, 2021 from $153.3 million for the three months ended March 31, 2020. The rate paid on interest-bearing liabilities decreased 83 basis points to 0.59% for the three months ended March 31, 2021 compared to 1.42% for the three months ended March 31, 2020.

Provision for Loan Losses. The loan loss provision was $0 for the three months ended March 31, 2021 compared to $40,000 for the three months ended March 31, 2020.  At March 31, 2021, our allowance for loan loss was $2.8 million, or 1.36%, of total loans. At March 31, 2021, the Bank’s allowance for loan losses excluding SBA guaranteed PPP loans is 1.46% of total loans.

Noninterest Income. Noninterest income increased $192,000, or 117.8% to $355,000 for the three months ended March 31, 2021 compared to $163,000 for the three months ended March 31, 2020. The increase was due primarily to an increase in the gain on sale of loans of $126,000 due to an increase in refinance volume.

Noninterest Expense. Noninterest expense increased $559,000, or 30.3%, to $2.4 million for the three months ended March 31, 2021 compared to $1.8 million for the three months ended March 31, 2020.  The increase was primarily due to an increase in salaries and employee benefits expenses of $230,000 and an increase in data processing expenses of $131,000. Both increases resulted primarily from the acquisition of Mitchell Bank.

Income Tax Expense. We recorded an income tax expense of $182,000 for the three months ended March 31, 2021 compared to $135,000 for the three months ended March 31, 2020, an increase of $47,000, or 34.8%.

Average balances and yields. The following tables set forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	For the Three Months Ended March 31,
	2021			2020
	Average			Average
	Outstanding			Outstanding		Yield/
	Balance	Interest	Yield/ Rate	Balance	Interest	Rate

	(in thousands)			(in thousands)
Interest-earning assets:
Loans	$214,335	$2,872	5.36%	$194,528	$2,435	5.01%
Available for sale securities	61,494	285	1.85%	49,503	288	2.33%
Interest-bearing deposits	33,845	9	0.11%	13,163	76	2.31%
Other equity investments	1,278	2	0.63%	780	8	4.10%
Total interest-earning assets	310,952	3,168	4.08%	257,974	2,807	4.35%
Noninterest-earning assets	27,895			42,844
Allowance for loan losses	(2,812)			(2,274)
Total assets	$336,035			$298,544

Interest-bearing liabilities:
Demand accounts	$10,380	7	0.27%	$6,794	10	0.59%
Money market accounts	66,908	63	0.38%	45,702	133	1.16%
Savings accounts	33,149	6	0.07%	12,886	4	0.12%
Health savings accounts	10,992	4	0.15%	10,910	8	0.29%
Certificates of deposit	50,986	169	1.33%	65,514	328	2.00%
Total interest-bearing deposits	172,415	249	0.58%	141,806	483	1.36%
Borrowings	7,500	17	0.91%	11,500	61	2.12%
Total interest-bearing liabilities	179,915	266	0.59%	153,306	544	1.42%
Noninterest-bearing deposits	50,979			21,737
Other non-interest bearing liabilities	1,427			34,630
Total liabilities	232,321			209,673
Equity	103,714			88,871
Total liabilities and equity	$336,035			$298,544
Net interest income		2,902			2,263
Net interest rate spread(1)			3.48%			2.93%
Net interest-earning assets(2)	131,037			104,668
Net interest margin(3)			3.73%			3.51%
Average of interest-earning assets to interest-bearing liabilities	173%			168%

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.

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

	For Three Months Ended March 31,
	2021 vs. 2020
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$248	$189	$437
Available for sale securities	70	(73)	(3)
Interest-bearing deposits	119	(186)	(67)
Other equity investments	5	(11)	(6)
Total interest-earning assets	$442	$(81)	$361

Interest-bearing liabilities:
Demand accounts	$5	$(8)	$(3)
Money market accounts	62	(132)	(70)
Savings accounts	6	(4)	2
Health savings accounts	—	(4)	(4)
Certificates of deposit	(73)	(86)	(159)
Total deposits	$—	$(234)	$(234)
Borrowings	(21)	(23)	(44)
Total interest-bearing liabilities	(21)	(257)	(278)
Change in net interest income	$463	$176	$639

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB-Chicago. At March 31, 2021, we had $7.5 million outstanding in advances from the FHLB-Chicago and we had an additional availability of $14.5 million of FHLB-Chicago advances based on the FHLB stock owned.

Additionally, at March 31, 2021 we had a $7 million federal funds rate line of credit with the Bankers’ Bank of Wisconsin, of which $0 was drawn at March 31, 2021.

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

At March 31, 2021, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $74.1 million, or 22.3% of adjusted total assets, which is above the well-capitalized required level of $16.6 million, or 5.0%; and total risk-based capital of $76.8 million, or 34.5% of risk-weighted assets, which is above the well-capitalized required level of $21.8 million, or 10.0%. Management is not aware of any conditions or events since March 31, 2021, that would change our category.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4.       Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2021. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2021, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.        Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at March 31, 2021, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A.       Risk Factors

The presentation of Risk Factors is not required for smaller reporting companies like FFBW, Inc.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.
(b)	Not applicable.
(c)	On January 27, 2021 the Company’s Board of Directors authorized the repurchase of up to 769,271 shares of the Company’s common stock, representing approximately 10% of the Company’s then outstanding shares. Repurchases will be made from time to time in the open market, through block trades, in privately negotiated stock purchases or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. Such repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interest of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital and the Company’s financial performance. Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements.

The table below sets forth the Company’s common stock repurchases during the three months ended March 31, 2021.

				(d)
			(c)	Maximum number
			Total number of	of
			shares	shares that may yet
	(a)	(b)	purchased as part	be
	Total number of	Average	of publicly	purchased under
	shares	price paid	announced plans or	the plans
Period	purchased	per share	programs	or programs
January 1 - January 31, 2021	—	$—	—	769,271
February 1 - February 28, 2021	—	$—	—	769,271
March 1 - March 31, 2021	408,753	$11.30	408,753	360,518
Total	408,753		408,753

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

FFBW, Inc.

Date: May 11, 2021	By:	/s/ Edward H. Schaefer
Edward H. Schaefer
President and Chief Executive Officer

Date: May 11, 2021	By:	/s/ Steven L. Wierschem
Steven L. Wierschem
Chief Financial Officer