Form 10-Q
period 2021-06-30
FFBW, Inc. /MD/
filed 2021-08-06
CIK 1787384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021.

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

As of August 4, 2021, there were 6,986,843 issued and outstanding shares of the Registrant’s Common Stock.

FFBW, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.    Financial Statements

FFBW, Inc.

Balance Sheets

June 30, 2021 (Unaudited) and December 31, 2020

(In thousands, except share data)

	June 30,	December 31,
	2021	2020
Assets
Cash and due from banks	$62,033	$41,454
Fed funds sold	22,387	25
Cash and cash equivalents	84,420	41,479
Available for sale securities, stated at fair value	51,453	64,243
Loans held for sale	473	1,708
Loans, net of allowance for loan and lease losses of $2,424 and $2,811, respectively	197,524	214,723
Premises and equipment, net	5,514	5,594
Foreclosed assets	—	125
Other equity investments	1,279	1,279
Accrued interest receivable	787	995
Cash value of life insurance	9,891	7,272
Other assets	1,262	1,554
TOTAL ASSETS	$352,603	$338,972

Liabilities and Equity

Deposits	$245,179	$226,498
Advance payments by borrowers for taxes and insurance	742	127
FHLB advances	8,500	7,500
Accrued interest payable	173	17
Other liabilities	1,240	1,565
Total liabilities	$255,834	$235,707
Preferred stock ($0.01 par value, 50,000,000 authorized, no shares issued or outstanding as of June 30, 2021 and December 31, 2020, respectively)	$—	$—
Common stock ($0.01 par value, 100,000,000 authorized, 7,034,033 and 7,695,214 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively)	70	77
Additional paid in capital	61,690	69,090
Unallocated common stock of Employee Stock Ownership Plan ("ESOP") (565,799 and 581,093 shares at June 30, 2021 and December 31, 2020, respectively)	(5,659)	(5,811)
Retained earnings	39,504	38,382
Accumulated other comprehensive income (loss), net of income taxes	1,164	1,527
Total equity	$96,769	$103,265
TOTAL LIABILITIES AND EQUITY	$352,603	$338,972

See accompanying notes to financial statements.

FFBW, Inc.

Statements of Income

Three and Six Months Ended June 30, 2021 and 2020 (Unaudited)

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest and dividend income:
Loans, including fees	$2,598	$2,505	$5,470	$4,940
Securities
Taxable	174	273	413	557
Tax-exempt	48	38	94	42
Other	23	2	32	86

Total interest and dividend income	2,843	2,818	6,009	5,625

Interest expense:
Interest-bearing deposits	248	395	497	878
Borrowed funds	17	48	34	109

Total interest expense	265	443	531	987

Net interest income	2,578	2,375	5,478	4,638
Provision for loan losses	—	215	—	255

Net interest income after provision for loan losses	2,578	2,160	5,478	4,383

Noninterest income:
Service charges and other fees	111	48	227	103
Net gain on sale of loans	59	112	220	147
Net gain on sale of securities	—	15	—	15
Increase in cash surrender value of insurance	65	50	118	99
Other noninterest income	25	75	50	99

Total noninterest income	260	300	615	463

Noninterest expense:
Salaries and employee benefits	1,386	1,023	2,748	2,155
Occupancy and equipment	234	215	526	459
Data processing	258	179	595	385
Technology	63	70	119	130
Foreclosed assets	—	19	1	3
Professional fees	109	243	215	351
Other noninterest expense	232	260	481	370

Total noninterest expense	2,282	2,009	4,685	3,853

Income before income taxes	556	451	1,408	993
Provision for income taxes	104	86	286	221

Net income	$452	$365	$1,122	$772

Earnings per share
Basic	$0.07	$0.05	$0.17	$0.11
Diluted	$0.07	$0.05	$0.17	$0.11

See accompanying notes to financial statements.

FFBW, Inc.

Statements of Comprehensive Income (Loss)

Three and Six Months Ended June 30, 2021 and 2020, (Unaudited)

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$452	$365	$1,122	$772
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	57	618	(516)	1,615
Reclassification adjustment for (gains) losses realized in net income	—	(15)	—	(15)
Other comprehensive income (loss) before tax effect	57	603	(516)	1,600
Tax effect of other comprehensive income (loss) items	(16)	(162)	153	(432)
Other comprehensive income (loss), net of tax	41	441	(363)	1,168
Comprehensive income	$493	$806	$759	$1,940

See accompanying notes to financial statements.

FFBW, Inc.

Statements of Changes in Equity

For the Six Months Ended June 30, 2021 and 2020, (Unaudited)

(In thousands, except share data)

				Unallocated		Accumulated
	Number		Additional	Common		Other
	of	Common	Paid-In	Stock of	Retained	Comprehensive	Treasury
	Shares	Stock	Capital	ESOP	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2019	7,702,478	$67	$28,672	$(2,303)	$36,551	$344	$(1,461)	$61,870
Corporate Reorganization:
Conversion of FFBW, Inc. (net of costs of $1.2 million)	2,397	10	41,561	—	—	—	—	41,571
Purchase of 341,485 shares of ESOP	—	—	—	(3,814)	—	—	—	(3,814)
Treasury stock retired	—	—	(1,461)	—	—	—	1,461	—
Contribution of FFBW, MHC	—	—	99	—	—	—	—	99
2020 Activity:
Net income	—	—	—	—	772	—	—	772
ESOP shares committed to be released ( 7,647 shares)	—	—	(24)	152	—	—	—	128
Stock based compensation expense	—	—	178	—	—	—	—	178
Other comprehensive income	—	—	—	—	—	1,168	—	1,168
Balance at June 30, 2020	7,704,875	$77	$69,025	$(5,965)	$37,323	$1,512	$—	$101,972

Balance at December 31, 2020	7,695,214	$77	$69,090	$(5,811)	$38,382	$1,527	$—	$103,265
Net income	—	—	—	—	1,122	—	—	1,122
ESOP shares committed to be released (15,294 shares)	—	—	15	152	—	—	—	167
Stock based compensation expense	10,712	—	182	—	—	—	—	182
Repurchase of common stock	(671,893)	(7)	(7,597)	—	—	—	—	(7,604)
Other comprehensive loss	—	—	—	—	—	(363)	—	(363)
Balance at June 30, 2021	7,034,033	$70	$61,690	$(5,659)	$39,504	$1,164	$—	$96,769

See accompanying notes to financial statements.

FFBW, Inc.

Statements of Cash Flows

For the Six Months Ended June 30, 2021 and 2020 (Unaudited)

(In thousands)

`	Six months ended
	June 30,
	2021	2020
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$1,122	$772
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	255
Depreciation	147	156
Net amortization of loan portfolio discount and deposit premium	223	(32)
Net amortization on securities available for sale	290	194
(Gain) loss on sales and impairments of foreclosed assets	2	(11)
(Gain) loss on sale of available for sale securities	—	(15)
Increase in cash surrender value of life insurance	(118)	(99)
ESOP compensation	167	128
Stock based compensation	182	178
Changes in operating assets and liabilities:
Accrued interest receivable	208	(174)
Loans held for sale	1,235	(1,267)
Other assets	391	590
Accrued interest payable	156	314
Other liabilities	(325)	138
Net cash provided by operating activities	$3,680	$1,127
Cash flows from investing activities:
Proceeds from sales of available for sale securities	$3	$1,017
Maturities, calls, paydowns on available for sale securities	12,381	6,480
Purchases of available for sale securities	(400)	(16,974)
Net (increase) decrease in loans	17,029	(9,945)
Purchases of premises and equipment	(67)	(37)
Purchase of life insurance	(2,500)	—
Proceeds from sale of foreclosed assets	122	95
Cash received in MHC merger	—	99
Net cash provided by (used in) investing activities	$26,568	$(19,265)
Cash flows from financing activities:
Net (increase) decrease in deposits and advance payments	$19,297	$(41,390)
Repayments of FHLB advances	(4,000)	(2,000)
Proceeds from FHLB advances	5,000	4,000
Repurchase of common stock	(7,604)	—
Purchase of shares of ESOP	—	(3,814)
Net proceeds from issuance of common stock	—	41,571
Net cash (used in) provided by financing activities	$12,693	$(1,633)
Net change in cash and cash equivalents	$42,941	$(19,771)
Cash and cash equivalents at beginning	41,479	39,377
Cash and cash equivalents at end	$84,420	$19,606

Supplemental Cash Flow Disclosures:
Cash paid for interest	$375	$673
Cash paid for income taxes	815	—
Loans transferred to foreclosed assets	—	347

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

In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. The results of operations for the six month period ended June 30, 2021 are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the Financial Statements and notes thereto for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (“SEC”) as part of FFBW, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

NOTE 2 - Summary of Significant Accounting Policies

Organization

From October 2017 until January 2020, as discussed below, we operated in a two-tier mutual holding company structure. The predecessor FFBW, Inc. (“Old FFBW”) was a federal corporation that was the publicly traded stock holding company of First Federal Bank of Wisconsin (the “Bank”). At December 31, 2019, Old FFBW had 7,702,478 shares of common stock outstanding, of which 3,436,424 shares, or 44.6%, were owned by the public, including 29,325 shares owned by FFBW Community Foundation, and the remaining 4,266,054 shares were held by FFBW, MHC (the “MHC”), a federally chartered mutual holding company and former parent company of Old FFW.

The Bank is a community bank headquartered in Waukesha, Wisconsin that provides financial services to individuals and businesses from our offices in Waukesha, Brookfield, and the South Side of Milwaukee.

FFBW, Inc. (the “Company”) is a Maryland corporation that was organized in September 2019 to be the successor to Old FFBW and be the savings and loan holding company for the Bank upon completion of the second step mutual-to-stock conversion (the “Conversion”) of the MHC. Prior to completion of the Conversion, approximately 55.4% of the shares of common stock of the Company were owned by the MHC. The Conversion was completed on January 16, 2020. In the Conversion, the Company sold 4,268,570 shares of common stock at $10.00 per share, for net proceeds of approximately $37.9 million (including purchase of 341,485 ESOP shares), and issued 3,436,430 shares of common stock in exchange for the shares of Old FFBW common stock owned by Old FFBW stockholders, other than the MHC, as of the effective date of the conversion.  As a result of the conversion, the MHC and Old FFBW ceased to exist.

The Conversion was conducted pursuant to the MHC’s Plan of Conversion. The Plan of Conversion provided for the establishment, upon the completion of the Conversion, of special “liquidation accounts” for the benefit of certain depositors of the Bank in an amount equal to the MHC’s ownership interest in the stockholders’ equity of Old FFBW as of the date of the latest balance sheet contained in the prospectus plus the MHC’s net assets (excluding its ownership of Old FFBW). Following the completion of the Conversion, the Company and the Bank are not permitted to pay dividends on their capital stock if the Company’s shareholder’s equity, or the shareholder's equity of the Bank, would be reduced below the amount of the liquidation accounts. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation accounts. Direct costs of the Conversion and public offering, totaling approximately $1.2 million, have been applied against the proceeds from the shares sold in the public offering.

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

The majority of the Company's revenue-generating transactions are not subject to ASC 606, including all interest and dividend income generated from financial instruments. Certain noninterest income items, including loan servicing income, gain on sales of loans, gain on sales of securities, and other noninterest income have been evaluated and were determined to not fall within the scope of ASC 606. Elements of noninterest income that are within the scope of ASC 606, are as follows:

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is shown on the statements of comprehensive income. The Company’s accumulated other comprehensive income (loss) is composed of the unrealized gains (losses) on securities available for sale, net of tax and is shown on the statements of changes in equity. Reclassification adjustments out of other comprehensive income (loss) for losses realized on sales of securities available for sale comprise the entire balance of “net gain on sale of securities” on the statements of operations.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, unfunded commitments under lines of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

Life Insurance

The Company has purchased life insurance policies on certain key members of the management team. Life insurance is measured at the amount that could be realized under the insurance contract as of the balance sheet date, which is generally the cash surrender value of the policy.

Subsequent Events

Subsequent events have been evaluated through August 6, 2021, which is the date the financial statements are available to be issued.

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

The following table presents the earnings per share calculations for the three and six months ended June 30:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$452	$365	$1,122	$772
Basic potential common shares
Weighted average shares outstanding	7,141,848	7,704,875	7,319,258	7,704,875
Weighted average unallocated Employee Stock Ownership Plan Shares	(568,414)	(599,002)	(573,512)	(604,100)
Basic weighted average shares outstanding	6,573,434	7,105,873	6,745,746	7,100,775
Dilutive potential common shares	15,809	—	13,128	—
Dilutive weighted average shares outstanding	6,589,243	7,105,873	6,758,874	7,100,775

Basic earnings per share	$0.07	$0.05	$0.17	$0.11
Diluted earnings per share	$0.07	$0.05	$0.17	$0.11

NOTE 4 – Available for Sale Securities

Amortized costs and fair values of available for sale securities are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2021
Obligations of the US government and US government sponsored agencies	$619	$ $ 32	$—	$651
Obligations of states and political subdivisions	14,517	476	(44)	14,949
Mortgage-backed securities	30,265	999	(42)	31,222
Certificates of deposit	1,885	39	—	1,924
Corporate debt securities	2,575	132	—	2,707
Total available for sale securities	$49,861	$1,678	$(86)	$51,453

December 31, 2020
Obligations of the US government and US government sponsored agencies	$717	$37	$—	$754
Obligations of states and political subdivisions	15,012	612	(19)	15,605
Mortgage-backed securities	36,347	1,361	(28)	37,680
Certificates of deposit	7,880	57	—	7,937
Corporate debt securities	2,179	92	(4)	2,267
Total available for sale securities	$62,135	$2,159	$(51)	$64,243

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

The following table presents the portion of the Company’s portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2021
Obligations of states and political subdivisions	$2,614	$(42)	$133	$(2)	$2,747	$(44)
Mortgage-backed securities	2,718	(36)	1,202	(6)	3,920	(42)
Total	$5,332	$(78)	$1,335	$(8)	$6,667	$(86)
December 31, 2020
Obligations of states and political subdivisions	$1,543	$(19)	$—	$—	$1,543	$(19)
Mortgage-backed securities	4,140	(21)	736	(7)	4,876	(28)
Corporate debt securities	849	(4)	—	—	849	(4)
Total	$6,532	$(44)	$736	$(7)	$7,268	$(51)

At June 30, 2021, the investment portfolio included 5 securities available for sale, which had been in an unrealized loss position for greater than twelve months, and 10 securities available for sale, which had been in an unrealized loss position for less than twelve months. At December 31, 2020, the investment portfolio included 4 securities available for sale, which had been in an unrealized loss position for greater than twelve months, and 13 securities available for sale, which had been in an unrealized loss position for less than twelve months. Because these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. These unrealized losses are considered temporary because the Company does not currently have the intent to sell the securities before recovery of the losses; therefore we expect to collect all contractually due amounts from these securities. Accordingly, these investments were reduced to their fair values through accumulated other comprehensive income, not through earnings.

We regularly assess our securities portfolio for other than temporary impairment (“OTTI”). These assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery. We did not have any impairment losses recognized in earnings for the three and six months ended June 30, 2021 or June 30, 2020.

The amortized cost and fair value of available for sale securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities in mortgage-backed securities since the anticipated maturities are not readily determinable. Therefore, these securities are not included in the maturity categories in the following maturity summary listed below:

	June 30, 2021
	Amortized Cost	Fair Value
Due in one year or less	$1,553	$1,571
Due after one year through 5 years	2,963	3,127
Due after 5 years through 10 years	8,860	9,205
Due after 10 years	6,220	6,328
Subtotal	$19,596	$20,231
Mortgage-backed securities	30,265	31,222
Total	$49,861	$51,453

Proceeds from the sale of available for sale securities during the six months ended June 30, 2021 and 2020 were $3 and $1,017, respectively. Gross realized gains or losses on these sales amount to $0 and $17, while gross realized losses were $0 and $2, respectively.

Available for sale securities with a carrying value of $1,014 and $1,036 were pledged at June 30, 2021 and December 31, 2020, respectively.

NOTE 5 - Loans

Major classifications of loans are as follows:

	June 30,	December 31,
	2021	2020
Commercial
Development	$14,302	$14,090
Real estate	87,410	87,605
Commercial and industrial	17,048	20,758
Residential real estate and consumer
One-to-four family owner-occupied	20,065	30,548
One-to-four family investor-owned	26,672	32,638
Multifamily	32,041	29,303
Consumer	2,750	3,016
Subtotal	$200,288	$217,958
Deferred loan fees	(340)	(424)
Allowance for loan losses	(2,424)	(2,811)
Net loans	$197,524	$214,723

Deposit accounts in an overdraft position and reclassified as loans approximated $8 and $5 at June 30, 2021 and December 31, 2020, respectively.

A summary of the activity in the allowance for loan losses by portfolio segment is as follows:

		Residential real
		estate
Three Months Ended	Commercial	and consumer	Total

Balance at March 31, 2021	$1,892	$921	$2,813
Provision for loan losses	89	(89)	—
Loans charged off	(392)	—	(392)
Recoveries of loans previously charged off	1	2	3
Balance at June 30, 2021	$1,590	$834	$2,424

Balance at March 31, 2020	$1,301	$1,006	$2,307
Provision for loan losses	232	(17)	215
Loans charged off	—	—	—
Recoveries of loans previously charged off	19	1	20
Balance at June 30, 2020	$1,552	$990	$2,542

		Residential real
		estate
Six Months Ended	Commercial	and consumer	Total

June 30, 2021
Balance at December 31, 2020	$1,834	$977	$2,811
Provision for loan losses	147	(147)	—
Loans charged off	(392)	—	(392)
Recoveries of loans previously charged off	1	4	5
Total ending allowance balance	$1,590	$834	$2,424

June 30, 2020
Balance at December 31, 2019	$1,251	$1,013	$2,264
Provision for loan losses	282	(27)	255
Loans charged off	—	—	—
Recoveries of loans previously charged off	19	4	23
Total ending allowance balance	$1,552	$990	$2,542

Information about how loans were evaluated for impairment and the related allowance for loan losses follows:

		Residential Real
		Estate and
June 30, 2021	Commercial	Consumer	Total
Loans:
Individually evaluated for impairment	$307	$942	$1,249
Collectively evaluated for impairment	118,453	80,586	199,039
Total loans	$118,760	$81,528	$200,288

Allowance for loan losses:
Individually evaluated for impairment	$57	$—	$57
Collectively evaluated for impairment	1,533	834	2,367
Total allowance for loan losses	$1,590	$834	$2,424

		Residential Real
		Estate and
December 31, 2020	Commercial	Consumer	Total
Loans:
Individually evaluated for impairment	$792	$1,228	$2,020
Collectively evaluated for impairment	121,661	94,277	215,938
Total loans	$122,453	$95,505	$217,958

Allowance for loan losses:
Individually evaluated for impairment	$450	$—	$450
Collectively evaluated for impairment	1,384	977	2,361
Total allowance for loan losses	$1,834	$977	$2,811

Information regarding impaired loans follows:

	Principal	Recorded	Related	Average	Interest
As of June 30, 2021	Balance	Investment	Allowance	Investment	Recognized
Loans with related allowance for loan losses:
Commercial
Commercial and industrial	$553	$151	$57	$352	$—
Total loans with related allowance for loan losses	553	151	57	352	—
Loans with no related allowance for loan losses:
Commercial
Commercial and industrial	45	40	—	42	1
Real estate	117	116	—	116	—
Residential real estate and consumer
One-to-four family owner-occupied	941	893	—	917	9
Consumer	49	49	—	49	—
Total loans with no related allowance for loan losses	1,152	1,098	—	1,124	10

Total impaired loans	$1,705	$1,249	$57	$1,476	$10

	Principal	Recorded	Related	Average	Interest
As of December 31, 2020	Balance	Investment	Allowance	Investment	Recognized
Loans with related allowance for loan losses:
Commercial
Commercial and industrial	$713	$704	$450	$713	$19
Total loans with related allowance for loan losses	713	704	450	713	19
Loans with no related allowance for loan losses:
Commercial
Commercial and industrial	108	88	—	109	5
Residential real estate and consumer
One-to-four family owner-occupied	1,017	971	—	979	9
One-to-four family investor-owned	242	206	—	242	—
Consumer	52	51	—	54	—
Total loans with no related allowance for loan losses	1,419	1,316	—	1,384	14

Total impaired loans	$2,132	$2,020	$450	$2,097	$33

Additional funds of $0 and $215 were committed to impaired loans as of June 30, 2021 and December 31, 2020, respectively.

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

Information regarding the credit quality indicators most closely monitored for commercial loans by class follows:

		Special
	Pass	Mention	Substandard	Doubtful	Totals
June 30, 2021
Development	$14,302	$—	$—	$—	$14,302
Real estate	87,062	—	348	—	87,410
Commercial and industrial	16,886	6	5	151	17,048
One-to-four family investor-owned	26,672	—	—	—	26,672
Multifamily	32,041	—	—	—	32,041
Totals	$176,963	$6	$353	$151	$177,473
December 31, 2020
Development	$14,090	$—	$—	$—	$14,090
Real estate	87,605	—	—	—	87,605
Commercial and industrial	20,046	—	8	704	20,758
One-to-four family investor-owned	32,358	—	280	—	32,638
Multifamily	29,303	—	—	—	29,303
Totals	$183,402	$—	$288	$704	$184,394

Residential real estate and consumer loans are generally evaluated based on whether or not the loan is performing according to the contractual terms of the loan.

Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans by class follows:

	Performing	Non-performing	Totals
June 30, 2021
One-to-four family owner-occupied	$20,001	$64	$20,065
Consumer	2,750	—	2,750
	$22,751	$64	$22,815
December 31, 2020
One-to-four family owner-occupied	$30,548	$—	$30,548
Consumer	3,016	—	3,016
	$33,564	$—	$33,564

Loan aging information follows:

		Loans Past Due	Loans Past Due		Nonaccrual
	Current Loans	30-89 Days	90+ Days	Total Loans	Loans
June 30, 2021
Commercial
Development	$14,302	$—	$—	$14,302	$—
Real estate	87,410	—	—	87,410	116
Commercial and industrial	16,891	—	157	17,048	157
Residential real estate and consumer
One-to-four family owner-occupied	20,065	—	—	20,065	64
One-to-four family investor-owned	26,672	—	—	26,672	—
Multifamily	32,041	—	—	32,041	—
Consumer	2,750	—	—	2,750	—
Total	$200,131	$—	$157	$200,288	$337

		Loans Past Due	Loans Past Due		Nonaccrual
	Current Loans	30-89 Days	90+ Days	Total Loans	Loans
December 31, 2020
Commercial
Development	$14,090	$—	$—	$14,090	$—
Real estate	87,040	565	—	87,605	—
Commercial and industrial	20,054	704	—	20,758	792
Residential real estate and consumer
One-to-four family owner-occupied	30,347	201	—	30,548	69
One-to-four family investor-owned	32,638	—	—	32,638	206
Multifamily	29,303	—	—	29,303	—
Consumer	3,016	—	—	3,016	—
Total	$216,488	$1,470	$—	$217,958	$1,067

There are no loans 90 or more days past due and accruing interest as of June 30, 2021 or December 31, 2020.

When, for economic or legal reasons related to the borrower’s financial difficulties, the Company grants a concession to the borrower that the Company would not otherwise consider, the modified loan is classified as a troubled debt restructuring. Loan modifications may consist of forgiveness of interest and/or principal, a reduction of the interest rate, allowing interest-only payments for a period of time, and/or extending amortization terms. During the six months ended and as of June 30, 2021, there was one commercial real estate loan totaling $116 and one 1-4 family owner-occupied loan totaling $115 that were new troubled debt restructurings. No troubled debt restructurings defaulted within 12 months of their modification date during the six months ended June 30, 2021. During the year ended and as of December 31, 2020, there were no new troubled debt restructurings. No troubled debt restructurings defaulted within 12 months of their modifications during the year ended December 31, 2020.

During April 2020, the Coronavirus Aid, Relief and Economic Security Act (“Cares Act”) was signed into law which provides optional, temporary relief from accounting for certain pandemic-related loan modifications as a TDR. During 2020, the Bank offered payment deferrals to loan customers that were excluded from TDR classification based on the Cares Act. There were no loans remaining on a modified status as of June 30, 2021.

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, an additional provision for loan losses may be necessary.

NOTE 6 - Deposits

The composition of deposits are as follows:

	June 30,	December 31,
	2021	2020

Non interest-bearing checking	$52,965	$51,802
Interest-bearing checking	10,489	10,899
Money market	81,312	70,455
Statement savings accounts	33,865	31,977
Health savings accounts	10,893	10,854
Certificates of deposit	55,655	50,511
Total	$245,179	$226,498

Certificates of deposit that meet or exceed the FDIC insurance limit of $250 totaled $10,548 and $9,485 at June 30, 2021 and December 31, 2020, respectively.

The scheduled maturities of certificates of deposit are as follows as of June 30, 2021:

2021	$19,931
2022	28,334
2023	5,463
2024	1,319
2025	407
2026	201
Total	$55,655

NOTE 7– FHLB Advances

FHLB advances consist of the following:

	June 30, 2021		December 31, 2020
	Rates	Amount	Rates	Amount

Fixed rate, fixed term advances	0.0%-1.71%	$6,500	0.0%-1.71%	$5,500
Fixed term advances with floating spread	2.10%	2,000	2.10%	2,000

		$8,500		$7,500

The following is a summary of scheduled maturities of fixed term FHLB advances as of June 30, 2021:

	Fixed Rate Advances		Adjustable Rate Advances
	Weighted		Weighted		Total
	Average Rate	Amount	Average Rate	Amount	Amount

2021		$—	2.10%	$2,000	$2,000
2022	0.39%	6,500	—	—	6,500

Total	0.39%	$6,500	2.10%	$2,000	$8,500

Actual maturities may differ from the scheduled principal maturities due to call options on the various advances.

The Company has a master contract agreement with the FHLB that provides for a borrowing up to the lesser of a determined multiple of FHLB stock owned or a determined percentage of the book value of the Company’s qualifying one-to-four family, multifamily, commercial real estate and commercial business loans. The Company pledged approximately $148,138 and $149,304 of one-to-four family, multifamily, commercial real estate and commercial business loans to secure FHLB advances at June 30, 2021 and December 31, 2020, respectively. FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest, such as Federal funds, FHLB discount note or prime rates. Fixed rate advances are priced in reference to market rates of interest at the time of the advance, namely the rates that FHLB pays to borrowers at various maturities. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. FHLB advances are also secured by $851 of FHLB stock owned by the Company at both June 30, 2021 and December 31, 2020.

At June 30, 2021, the Company’s available and unused portion of this borrowing agreement based on the amount of FHLB stock was $14,014.

In addition, the Company has a $7,000 federal funds line of credit through Bankers’ Bank of Wisconsin, which was not drawn on as of June 30, 2021. The Company also has the authority to borrow through the Federal Reserve’s Discount Window.

NOTE 8 – Employee Stock Ownership Plan

The Company maintains a leveraged employee stock ownership plan (“ESOP”) that covers substantially all employees. The ESOP was established in conjunction with Old FFBW’s initial stock offering completed in October 2017 and operates on a plan year ending December 31. The loan to fund the acquisition of stock by the ESOP was made by Old FFBW. Additional shares were purchased by the ESOP in conjunction with the Company’s stock offering completed in January 2020, which was financed by a loan from the Company. The Bank makes annual contributions to the ESOP equal to the ESOP’s debt service. The ESOP shares initially were pledged as collateral for this debt. As the debt is repaid, shares are released from collateral and allocated to active participants, based on the proportion of debt service paid in the year. Because the debt is intercompany, it is eliminated in consolidation for presentation in these financial statements. The shares pledged as collateral are reported as unearned ESOP shares in the balance sheet.

As shares are committed to be released from collateral and allocated to active participants, the Company reports compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-shares (EPS) computations. During the quarters ended June 30, 2021 and 2020, 15,294 and 15,294 shares were committed to be released, respectively. During the six months ended June 30, 2021 the average fair value per share of stock was $11.00 resulting in total ESOP compensation expense of $167 for the six months ended June 30, 2021. During the six months ended June 30, 2020 the average fair value per share of stock was $8.80 resulting in total ESOP compensation expense of $128 for the six months ended June 30, 2020.

The ESOP shares as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
Shares allocated to active participants	62,305	33,861
Shares committed to be released and allocated to participants	15,294	30,584
Shares distributed	—	(2,140)
Total unallocated shares	565,799	581,093
Total ESOP shares	643,398	643,398
Fair value of unallocated shares (based on $11.25 and $10.02 share price at June 30, 2021 and December 31, 2020, respectively)	$6,365	$5,823

NOTE 9 - Share-based Compensation Plans

The Company adopted the FFBW, Inc. 2018 Equity Incentive Plan in 2018. In May 2021 the Company adopted the FFBW, Inc. 2021 Equity Incentive Plan. ASC Topic 718 requires that the grant date fair value of equity awards to employees and directors be recognized as compensation expense over the period during which they are required to provide service in exchange for such awards.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the period shown:

	Six Months Ended
	June 30,
	2021	2020
Total cost of stock grant plan during the year	$102	$102
Total cost of stock option plan during the year	80	76
Total cost of share-based payment plans during the year	$182	$178

Amount of related income tax benefit recognized in income	$43	$48

Options are granted with an exercise price equal to no less than the market price of the Company’s shares at the date of grant: those option awards generally vest pro-rata over five years of service and have 10-year contractual terms. Restricted shares typically vest pro-rata over a five year period, 20% per year beginning one year from the issuance date. Under the FFBW, Inc. 2021 Equity Incentive Plan, restricted shares to Board of Director members vest in one year. In 2021, 4,000 restricted shares were granted to directors under the 2021 plan.

Share amounts related to periods prior to the date of the closing of the Offering on January 16, 2020 have been restated to give retroactive recognition to the 1.1730 exchange ratio applied in the offering.

The following table summarizes stock options activity for the three months ended June 30, 2021:

	Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock Option	Exercise	Contractual	Intrinsic
	Awards	Price	Term (years)	Value
Options outstanding as of December 31, 2020	269,220	$10.51
Granted	76,000	11.27
Exercised	—	—
Forfeited	(19,057)	10.01
Options outstanding as of June 30, 2021	326,163	$10.72	8.00	$207,476
Options exercisable as of June 30, 2021	134,066	$10.80	7.50	$63,140

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

There were 76,000 options granted during the three months ended June 30, 2021.

The following is a summary of changes in restricted shares for the six months ended June 30, 2021:

		Weighted
		Average
	Number of	Grant Date Fair
	Shares	Value
Nonvested stock awards as of December 31, 2020	62,060	$10.73
Granted	19,750	11.25
Vested	(19,561)	10.77
Forfeited	(5,519)	10.08
Nonvested stock awards as of June 30, 2021	56,730	$10.97

As of June 30, 2021, there was $1.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share option and non-vested share awards) granted under the Company’s equity incentive plans. At June 30, 2021, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 3.2 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1, and Total capital to risk-weighted assets and of Tier 1 capital to average assets. It is management’s opinion, as of June 30, 2021, that the Bank met all applicable capital adequacy requirements.

As of June 30, 2021, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table. There are no conditions or events since June 30, 2021 that management believes have changed the category.

The Bank’s actual capital amounts and ratios are presented in the following tables:

								To Be Well
								Capitalized
								Under Prompt
			For Capital Adequacy					Corrective
	Actual		Purposes					Action Provisions
	Amount	Ratio	Amount				Ratio	Amount				Ratio
June 30, 2021
Common Equity Tier 1 capital (to risk‑weighted assets)	$74,642	33.6%	$	≥	9,994	≥	4.5%	$	≥	14,435	≥	6.5%
Tier 1 capital (to risk‑weighted assets)	74,642	33.6		≥	13,325	≥	6.0		≥	17,766	≥	8.0
Total capital (to risk‑weighted assets)	77,066	34.7		≥	17,766	≥	8.0		≥	22,208	≥	10.0
Tier 1 capital (to average assets)	74,642	21.7		≥	13,741	≥	4.0		≥	17,176	≥	5.0

December 31, 2020
Common Equity Tier 1 capital (to risk‑weighted assets)	$73,665	33.1%	$	≥	10,018	≥	4.5%	$	≥	14,471	≥	6.5%
Tier 1 capital (to risk‑weighted assets)	73,665	33.1		≥	13,358	≥	6.0		≥	17,810	≥	8.0
Total capital (to risk‑weighted assets)	76,448	34.3		≥	17,810	≥	8.0		≥	22,263	≥	10.0
Tier 1 capital (to average assets)	73,665	25.2		≥	11,700	≥	4.0		≥	14,625	≥	5.0

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

Assets measured at fair value on a recurring basis are summarized below:

	Recurring Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of June 30, 2021
Assets:
Available for sale securities:
Obligations of the US government and US government sponsored agencies	$—	$651	$—	$651
Obligations of states and political subdivisions	—	14,949	—	14,949
Mortgage-backed securities	—	31,222	—	31,222
Certificates of deposit	—	1,924	—	1,924
Corporate debt securities	—	2,707	—	2,707
Total available for sale securities	$—	$51,453	$—	$51,453

As of December 31, 2020
Assets:
Available for sale securities:
Obligations of the US government and US government sponsored agencies	$—	$754	$—	$754
Obligations of states and political subdivisions	—	15,605	—	15,605
Mortgage-backed securities	—	37,680	—	37,680
Certificates of deposit	—	7,937	—	7,937
Corporate debt securities	—	2,267	—	2,267
Total available for sale securities	$—	$64,243	$—	$64,243

Information regarding the fair value of assets measured at fair value on a nonrecurring basis follows:

		Nonrecurring Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Instruments	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

As of June 30, 2021
Assets:
Loans	$94	$—	$—	$94
Other equity investments	225	—	225	—

As of December 31, 2020
Assets:
Loans	$254	$—	$—	$254
Foreclosed assets	125	—	—	125
Other equity investments	225	—	225	—

Loans with a carrying amount of $151 were considered impaired and were written down to their estimated fair value of $94 as of June 30, 2021. Loans with a carrying amount of $704 were considered impaired and were written down to their estimated fair value of $254 as of December 31, 2020. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $57 and $450 as of June 30, 2021 and December 31, 2020, respectively.

Foreclosed assets with a carrying amount of $0 and $125 were determined to be at their fair value as of June 30, 2021 and December 31, 2020, respectively.

The following presents quantitative information about nonrecurring Level 3 fair value measurements:

				Range/Weighted
	Fair Value	Valuation Technique	Unobservable Input(s)	Average
As of June 30, 2021
Loans	$94	Market and/or income approach	Management discount on appraised values	10%	-	20%
Foreclosed assets	$0	Market and/or income approach	Management discount on appraised values	10%	-	20%

As of December 31, 2020
Loans	$254	Market and/or income approach	Management discount on appraised values	10%	-	20%
Foreclosed assets	$125	Market and/or income approach	Management discount on appraised values	10%	-	20%

The carrying value and estimated fair value of financial instruments as of June 30, 2021 and December 31, 2020 follow:

	June 30, 2021
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$84,420	$84,420	$—	$—
Available for sale securities	51,453	—	51,453	—
Loans held for sale	473	—	473	—
Loans	197,524	—	—	200,397
Accrued interest receivable	787	787	—	—
Cash value of life insurance	9,891	—	—	9,891
Other equity investments	1,279	—	225	1,054

Financial liabilities:
Deposits	245,179	189,525	—	55,863
Advance payments by borrowers for taxes and insurance	742	742	—	—
FHLB advances	8,500	—	—	8,506
Accrued interest payable	173	173	—	—

	December 31, 2020
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$41,479	$41,479	$—	$—
Available for sale securities	64,243	—	64,243	—
Loans held for sale	1,708	—	1,708	—
Loans	214,723	—	—	217,893
Accrued interest receivable	995	995	—	—
Cash value of life insurance	7,272	—	—	7,272
Other equity investments	1,279	—	225	1,054

Financial liabilities:
Deposits	226,498	175,987	—	50,732
Advance payments by borrowers for taxes and insurance	127	127	—	—
FHLB advances	7,500	—	—	7,544
Accrued interest payable	17	17	—	—

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

We have implemented loan modification programs to provide our borrowers relief from the economic impacts of COVID-19. Based on guidance in the CARES Act, COVID-19 related modifications to loans that were current as of December 31, 2019 are exempt from TDR classification under accounting principles generally accepted in the United States (“U.S. GAAP”). Although 15 COVID-19 related loans totaling $14.6 million were placed on deferral during 2020, no loans remained on a COVID-19 related deferral at June 30, 2021.

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

Comparison of Financial Condition at June 30, 2021 and December 31, 2020

Total Assets. Total assets increased $13.6 million, or 4.0%, to $352.6 million at June 30, 2021 from $339.0 million at December 31, 2020 due, in part, to an increase in cash and cash equivalents offset, in part, by decreases in available for sale securities and net loans.

Cash and cash equivalents. Cash and cash equivalents increased $42.9 million, or 103.5%, to $84.4 million at June 30, 2021 from $41.5 million at December 31, 2020. The increase resulted from an increase in deposits offset in part by decreases in net loans and available-for-sale securities.

Net Loans. Net loans decreased $17.2 million, or 8.0%, to $197.5 million at June 30, 2021 from $214.7 million at December 31, 2020. The decrease resulted from decreases in commercial real estate loans of $195,000, or 0.2%, one-to-four family owner-occupied loans of $10.5 million, or 34.3%, one-to-four family investor-owned loans of $6.0 million, or 18.3%, consumer loans of $266,000, or 8.8% and commercial business loans of $3.7 million, or 17.9%, offset, in part, by increases of $212,000, or 1.5%, in commercial development loans and $2.7 million, or 9.3%, in multifamily loans.

During the six months ended June 30, 2021, we sold $9.5 million of one-to-four family owner-occupied residential real estate loans, on a servicing-released basis. Subject to market and economic conditions, management intends to continue this sales activity in future periods to generate gain on sale of loans income.

Available for sale securities. Available for sale securities decreased $12.8 million, or 19.9%, to $51.5 million at June 30, 2021 from $64.2 million at December 31, 2020 as maturing investments were not replaced.

Other equity investments. Other equity investments remained unchanged at $1.3 million at June 30, 2021 and December 31, 2020, respectively.

Deposits. Deposits increased $18.7 million, or 8.3%, to $245.2 million at June 30, 2021 from $226.5 million at December 31, 2020. The increase resulted from an increase in certificates of deposit of $5.1 million, or 10.2%, to $55.7 million at June 30, 2021 from $50.5 million at December 31, 2020, noninterest-bearing checking accounts of $1.2 million, or 2.2%, to $52.9 million at June 30, 2021, compared to $51.8 million at December 31, 2020, money market accounts of $10.9 million, or 15.4%, to $81.3 million at June 30, 2021 compared to $70.5 million at December 31, 2020 and savings accounts of $1.9 million, or 5.9%, to $33.9 million at June 30, 2021 from $32.0 million at December 31, 2020. Offsetting these increases, interest-bearing checking accounts decreased $410,000, or 3.8%, to $10.5 million at June 30, 2021 from $10.9 million at December 31, 2020, while health savings accounts remained unchanged at $10.9 million at both June 30, 2021 and December 31, 2020. Included in the certificates of deposit were brokered deposits of $1.0 million as of both June 30, 2021 and December 31, 2020.

Borrowings. Borrowings, consisting entirely of FHLB advances, increased $1.0 million, or 13.3% to $8.5 million at June 30, 2021 from $7.5 million at December 31, 2020. The aggregate cost of outstanding advances from the FHLB was 0.8% at June 30, 2021 compared to the Bank’s cost of deposits of 0.5% at that date.

Other liabilities. Other liabilities decreased $325,000, or 20.8%, to $1.2 million at June 30, 2021 from $1.6 million at December 31, 2020. The decrease resulted, in part, from a decrease in outstanding accounts payable and a decrease in accrued expenses.

Total Equity. Total equity decreased $6.5 million, or 6.3%, to $96.8 million at June 30, 2021 from $103.3 million at December 31, 2020. The decrease resulted primarily from stock repurchases of $7.6 million offset, in part, by income of $1.1 million.

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

The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ALLL for the periods then ended:

	June 30,	December 31,
	2021 and	2020 and
	Six Months	Twelve Months
	Then	Then
	Ended	Ended

	(in thousands)
Nonperforming assets:
Nonaccrual loans	$337	$1,067
Accruing loans past due 90 days or more	—	—
Total nonperforming loans ("NPLs")	$337	$1,067
Foreclosed assets	—	125
Total nonperforming assets ("NPAs")	$337	$1,192
Troubled Debt Restructurings ("TDRs")	793	1,414
Nonaccrual TDRs	267	990
Average outstanding loan balance	208,365	205,351
Loans, end of period	200,288	217,958
ALLL, at beginning of period	2,811	2,264
Loans charged off:
Commercial	(392)	—
Residential real estate and consumer	—	—
Total loans charged off	$(392)	$—
Recoveries of loans previously charged off:
Commercial	1	—
Residential real estate and consumer	4	27
Total recoveries of loans previous charged off	5	27
Net loans charged off ("NCOs'")	$(387)	$27
Additions to ALLL via provision for loan losses charged to operations	—	520
ALLL, at end of period	$2,424	$2,811
Ratios:
NCOs (annualized) to average loans	0.37%	(0.01)%
ALLL to total loans	1.21%	1.29%
NPL to total loans	0.17%	0.49%
NPAs to total assets	0.10%	0.35%
Total Assets	$352,603	$338,972

Total loans past due decreased to $0 as of June 30, 2021 from $1.5 million as of December 31, 2020. We believe our credit and underwriting policies continue to support more effective lending decisions by the Company, which increases the likelihood of maintaining loan quality going forward. Moreover, we believe the favorable trends regarding our nonperforming loans and nonperforming assets reflect our continued adherence to improved underwriting criteria and practices. We believe our current ALLL is adequate to cover probable losses in our current loan portfolio.

Non-performing loans of $337,000 as of June 30, 2021, which included $267,000 of non-accrual trouble debt restructured loans, reflected a decrease of $855,000 from the non-performing loan balance as of December 31, 2020.

Our non-performing assets were $337,000 at June 30, 2021, or 0.10% of total assets, compared to $1.2 million, or 0.35% of total assets as of December 31, 2020.

Foreclosed assets decreased to $0 at June 30, 2021 from $125,000 at December 31, 2020. We strive to aggressively liquidate foreclosed assets as a part of our overall credit risk management strategy.

Comparison of Operating Results for the Three Months Ended June 30, 2021 and June 30, 2020

General. Net income was $452,000 for the three months ended June 30, 2021, compared to net income of $365,000 for the three months ended June 30, 2020, an increase of $87,000, or 23.8%. The increase was the net effect of an increase in net interest income after provision for loan losses of $418,000, or 19.3%, offset in part by an increase in noninterest expense of $273,000, or 13.6%, and an increase in income taxes of $87,000, or 23.8%.

Interest and Dividend Income. Total interest and dividend income increased $25,000 or 0.9%, to $2.8 million for the three months ended June 30, 2021, compared to $2.8 million for the three months ended June 30, 2020.  Average interest-earning assets increased $39.4 million, or 14.1%, to $319.1 million for the three months ended June 30, 2021, compared to $279.7 million for the three months ended June 30, 2020, and the weighted average yield on interest-earning assets decreased 47 basis points when comparing the 2021 and 2020 periods. The decrease in average yield was primarily the result of an increase in our cash balance.

Interest Expense. Total interest expense decreased $178,000, or 40.2%, to $265,000 for the three months ended June 30, 2021, compared to $443,000 for the three months ended June 30, 2020.  Average interest-bearing liabilities increased $47.8 million, or 32.6%, to $194.4 million for the three months ended June 30, 2021, from $146.6 million for the three months ended June 30, 2020. The rate paid on interest-bearing liabilities decreased 66 basis points to 0.55% for the three months ended June 30, 2021, compared to 1.21% for the three months ended June 30, 2020.

Provision for Loan Losses. The loan loss provision was $0 for the three months ended June 30, 2021, compared to $215,000 for the three months ended June 30, 2020.

Noninterest Income. Noninterest income decreased $40,000, or 13.3%, to $260,000 for the three months ended June 30, 2021, compared to $300,000 for the three months ended June 30, 2020.  The decrease was due primarily to a decrease in the gain on sale of loans of $53,000 resulting from a decrease in refinance volume.

Noninterest Expense. Noninterest expense increased $273,000, or 13.6%, to $2.3 million for the three months ended June 30, 2021, compared to $2.0 million for the three months ended June 30, 2020. The increase was primarily due to an increase in salaries and employee benefits expenses of $363,000 which was influenced by the acquisition of Mitchell Bank.

Income Tax Expense. We recorded an income tax expense of $104,000 for the three months ended June 30, 2021 compared to $86,000 for the three months ended June 30, 2020, an increase of $18,000, or 23.8%.

Comparison of Operating Results for the Six Months Ended June 30, 2021 and June 30, 2020

General. We had net income of $1.1 million for the six months ended June 30, 2021, compared to net income of $772,000 for the six months ended June 30, 2020, an increase of $350,000, or 45.3%. The increase in net income was the net effect of an increase in net interest income after provision for loan losses of $1.1 million, or 25.0%, and an increase in noninterest income of $152,000, or 32.8%, offset in part by an increase in noninterest expense of $832,000, or 21.6%.

Interest and Dividend Income. Total interest and dividend income increased $384,000 or 6.8%, to $6.0 million for the six months ended June 30, 2021 compared to $5.6 million for the six months ended June 30, 2020.  Average interest-earning assets increased $55.8 million, or 21.4%, to $316.1 million for the six months ended June 30, 2021 compared to $261.1 million for the six months ended June 30, 2020, and the weighted average yield on interest-earning assets decreased 52 basis points when comparing the 2021 and 2020 periods. The decrease in average yield was primarily the result of lower market interest rates and increased market competition during 2021.

Interest Expense. Total interest expense decreased $456,000, or 46.2%, to $531,000 for the six months ended June 30, 2021 compared to $987,000 for the six months ended June 30, 2020.  Average interest-bearing liabilities increased

$42.4 million, or 29.3%, to $187.2 million for the six months ended June 30, 2021 from $144.8 million for the six months ended June 30, 2020. The rate paid on interest-bearing liabilities decreased 80 basis points to 0.57% for the six months ended June 30, 2021 compared to 1.37% for the six months ended June 30, 2020.

Provision for Loan Losses. The loan loss provision was $0 for the six months ended June 30, 2021 compared to $255,000 for the six months ended June 30, 2020.

Noninterest Income. Noninterest income increased $152,000, or 32.8% to $615,000 for the six months ended June 30, 2021 compared to $463,000 for the six months ended June 30, 2020. The increase was due primarily to an increase in the gain on sale of loans of $73,000 due to an increase in refinance volume.

Noninterest Expense. Noninterest expense increased $832,000, or 21.6%, to $4.7 million for the six months ended June 30, 2021 compared to $3.9 million for the six months ended June 30, 2020.  The increase was primarily due to an increase in salaries and employee benefits expenses of $593,000 and an increase in data processing expenses of $210,000. Both increases resulted primarily from the acquisition of Mitchell Bank.

Income Tax Expense. We recorded an income tax expense of $286,000 for the six months ended June 30, 2021 compared to $221,000 for the six months ended June 30, 2020, an increase of $65,000, or 29.4%.

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

	For the Three Months Ended June 30,
	2021			2020
	Average			Average
	Outstanding			Outstanding		Yield/
	Balance	Interest	Yield/ Rate	Balance	Interest	Rate

	(in thousands)			(in thousands)
Interest-earning assets:
Loans	$202,461	$2,598	5.13%	$204,329	$2,505	4.90%
Available for sale securities	53,717	222	1.65%	56,390	311	2.21%
Interest-bearing deposits	61,678	12	0.08%	18,187	2	0.04%
Other equity investments	1,278	11	3.44%	780	—	-%
Total interest-earning assets	319,134	2,843	3.56%	279,686	2,818	4.03%
Noninterest-earning assets	29,892			11,304
Allowance for loan losses	(2,784)			(2,504)
Total assets	$346,242			$288,486

Interest-bearing liabilities:
Demand accounts	$10,456	8	0.31%	$7,576	8	0.42%
Money market accounts	76,678	78	0.41%	51,686	91	0.70%
Savings accounts	35,062	10	0.11%	14,339	5	0.14%
Health savings accounts	10,928	4	0.15%	10,929	5	0.18%
Certificates of deposit	54,498	148	1.09%	49,581	286	2.31%
Total interest-bearing deposits	187,622	248	0.53%	134,111	395	1.18%
Borrowings	6,775	17	1.00%	12,511	48	1.53%
Total interest-bearing liabilities	194,397	265	0.55%	146,622	443	1.21%
Noninterest-bearing deposits	51,111			54,325
Other non-interest bearing liabilities	1,641			13,127
Total liabilities	247,149			214,074
Equity	99,093			74,412
Total liabilities and equity	$346,242			$288,486
Net interest income		2,578			2,375
Net interest rate spread(1)			3.02%			2.82%
Net interest-earning assets(2)	124,737			133,064
Net interest margin(3)			3.23%			3.40%
Average of interest-earning assets to interest-bearing liabilities	164.17%			190.75%

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.

	For the Six Months Ended June 30,
	2021			2020
	Average			Average
	Outstanding			Outstanding		Yield/
	Balance	Interest	Yield/ Rate	Balance	Interest	Rate

	(in thousands)			(in thousands)
Interest-earning assets:
Loans	$208,365	$5,470	5.29%	$199,520	$4,940	4.99%
Available for sale securities	57,584	507	1.78%	52,947	599	2.28%
Interest-bearing deposits	49,683	21	0.09%	7,876	64	1.64%
Other equity investments	1,278	11	1.66%	780	22	5.69%
Total interest-earning assets	316,910	6,009	3.82%	261,123	5,625	4.34%
Noninterest-earning assets	27,054			26,799
Allowance for loan losses	(2,798)			(2,352)
Total assets	$341,166			$285,570

Interest-bearing liabilities:
Demand accounts	$10,476	15	0.29%	$7,185	18	0.51%
Money market accounts	71,820	141	0.40%	48,964	224	0.92%
Savings accounts	34,111	17	0.10%	13,612	9	0.13%
Health savings accounts	10,902	8	0.15%	10,920	13	0.24%
Certificates of deposit	52,752	316	1.21%	52,069	614	2.38%
Total interest-bearing deposits	180,061	497	0.56%	132,750	878	1.33%
Borrowings	7,135	34	0.96%	12,005	109	1.83%
Total interest-bearing liabilities	187,196	531	0.57%	144,755	987	1.37%
Noninterest-bearing deposits	51,453			57,735
Other non-interest bearing liabilities	1,126			12,659
Total liabilities	239,775			215,149
Equity	101,391			70,421
Total liabilities and equity	$341,166			$285,570
Net interest income		5,478			4,638
Net interest rate spread(1)			3.25%			2.97%
Net interest-earning assets(2)	129,714			116,368
Net interest margin(3)			3.49%			3.58%
Average of interest-earning assets to interest-bearing liabilities	169.29%			180.39%

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.

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

	For Three Months Ended June 30,
	2021 vs.2020
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$(23)	116	$93
Available for sale securities	(15)	(74)	(89)
Interest-bearing deposits	3	9	12
Other equity investments	—	9	9
Total interest-earning assets	$(35)	$60	$25

Interest-bearing liabilities:
Demand accounts	$3	$(3)	$—
Money market accounts	44	(57)	(13)
Savings accounts	7	(2)	5
Health savings accounts	—	(1)	(1)
Certificates of deposit	28	(166)	(138)
Total deposits	$82	$(229)	$(147)
Borrowings	(22)	(9)	(31)
Total interest-bearing liabilities	60	(238)	(178)
Change in net interest income	$(95)	$298	$203

	For Six Months Ended June 30,
	2021 vs. 2020
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$219	$311	$530
Available for sale securities	52	(144)	(92)
Interest-bearing deposits	340	(382)	(42)
Other equity investments	14	(26)	(12)
Total interest-earning assets	$625	$(241)	$384

Interest-bearing liabilities:
Demand accounts	$8	$(11)	$(3)
Money market accounts	105	(188)	(83)
Savings accounts	14	(6)	8
Health savings accounts	—	(5)	(5)
Certificates of deposit	8	(306)	(298)
Total deposits	$135	$(516)	$(381)
Borrowings	(44)	(31)	(75)
Total interest-bearing liabilities	91	(547)	(456)
Change in net interest income	$534	$306	$840

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB-Chicago. At June 30, 2021, we had $8.5 million outstanding in advances from the FHLB-Chicago and we had an additional availability of $14.0 million of FHLB-Chicago advances based on the FHLB stock owned.

Additionally, at June 30, 2021 we had a $7 million federal funds rate line of credit with the Bankers’ Bank of Wisconsin, of which $0 was drawn at June 30, 2021.

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

At June 30, 2021, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $74.6 million, or 21.7% of adjusted total assets, which is above the well-capitalized required level of $17.2 million, or 5.0%; and total risk-based capital of $77.1 million, or 34.7% of risk-weighted assets, which is above the well-capitalized required level of $22.2 million, or 10.0%. Management is not aware of any conditions or events since June 30, 2021, that would change our category.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4.       Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2021. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the period ended June 30, 2021, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.        Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at June 30, 2021, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A.       Risk Factors

The presentation of Risk Factors is not required for smaller reporting companies like FFBW, Inc.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.
(b)	Not applicable.
(c)	On January 27, 2021 the Company’s Board of Directors authorized the repurchase of up to 769,271 shares of the Company’s common stock, representing approximately 10% of the Company’s then outstanding shares. Repurchases will be made from time to time in the open market, through block trades, in privately negotiated stock purchases or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. Such repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interest of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital and the Company’s financial performance. Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements.

The table below sets forth the Company’s common stock repurchases during the three months ended June 30, 2021.

				(d)
			(c)	Maximum number
			Total number of	of
			shares	shares that may yet
	(a)	(b)	purchased as part	be
	Total number of	Average	of publicly	purchased under
	shares	price paid	announced plans or	the plans
Period	purchased	per share	programs	or programs
April 1 - April 30, 2021	87,741	$11.29	87,741	272,777
May 1 - May 31, 2021	17,003	$11.29	17,003	255,774
June 1 - June 30, 2021	158,396	$11.39	158,396	97,378
Total	263,140		263,140

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

FFBW, Inc.

Date: August 6, 2021	By:	/s/ Edward H. Schaefer
Edward H. Schaefer
President and Chief Executive Officer

Date: August 6, 2021	By:	/s/ Steven L. Wierschem
Steven L. Wierschem
Chief Financial Officer