Form 10-Q
period 2021-09-30
FFBW, Inc. /MD/
filed 2021-11-03
CIK 1787384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021.

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

As of November 2, 2021, there were 6,875,920 issued and outstanding shares of the Registrant’s Common Stock.

FFBW, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.    Financial Statements

FFBW, Inc.

Balance Sheets

September 30, 2021 (Unaudited) and December 31, 2020

(In thousands, except share data)

	September 30,	December 31,
	2021	2020
Assets
Cash and due from banks	$71,041	$41,454
Fed funds sold	9,061	25
Cash and cash equivalents	80,102	41,479
Available for sale securities, stated at fair value	49,885	64,243
Loans held for sale	—	1,708
Loans, net of allowance for loan and lease losses of $2,426 and $2,811, respectively	206,314	214,723
Premises and equipment, net	5,481	5,594
Foreclosed assets	—	125
Other equity investments	1,279	1,279
Accrued interest receivable	843	995
Cash value of life insurance	9,961	7,272
Other assets	1,414	1,554
TOTAL ASSETS	$355,279	$338,972

Liabilities and Equity

Deposits	$250,511	$226,498
Advance payments by borrowers for taxes and insurance	1,089	127
FHLB advances	6,500	7,500
Accrued interest payable	212	17
Other liabilities	1,141	1,565
Total liabilities	$259,453	$235,707
Preferred stock ($0.01 par value, 50,000,000 authorized, no shares issued or outstanding as of September 30, 2021 and December 31, 2020, respectively)	$—	$—
Common stock ($0.01 par value, 100,000,000 authorized, 6,915,539 and 7,695,214 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively)	69	77
Additional paid in capital	60,350	69,090
Unallocated common stock of Employee Stock Ownership Plan ("ESOP") (558,152 and 581,093 shares at September 30, 2021 and December 31, 2020, respectively)	(5,582)	(5,811)
Retained earnings	39,963	38,382
Accumulated other comprehensive income (loss), net of income taxes	1,026	1,527
Total equity	$95,826	$103,265
TOTAL LIABILITIES AND EQUITY	$355,279	$338,972

See accompanying notes to financial statements.

FFBW, Inc.

Statements of Income

Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest and dividend income:
Loans, including fees	$2,392	$2,325	$7,862	$7,265
Securities
Taxable	204	268	617	825
Tax-exempt	46	46	140	88
Other	32	45	64	131

Total interest and dividend income	2,674	2,684	8,683	8,309

Interest expense:
Interest-bearing deposits	236	307	733	1,185
Borrowed funds	10	40	44	149

Total interest expense	246	347	777	1,334

Net interest income	2,428	2,337	7,906	6,975
Provision for loan losses	—	60	—	315

Net interest income after provision for loan losses	2,428	2,277	7,906	6,660

Noninterest income:
Service charges and other fees	127	71	354	174
Net gain on sale of loans	12	150	232	297
Net gain on sale of securities	—	—	—	15
Increase in cash surrender value of insurance	70	49	188	148
Other noninterest income	117	23	167	122

Total noninterest income	326	293	941	756

Noninterest expense:
Salaries and employee benefits	1,209	1,077	3,957	3,232
Occupancy and equipment	269	210	795	669
Data processing	258	236	853	621
Technology	84	68	203	198
Foreclosed assets	(1)	1	—	4
Professional fees	110	159	325	439
Other noninterest expense	247	187	728	557

Total noninterest expense	2,176	1,938	6,861	5,720

Income before income taxes	578	632	1,986	1,696
Provision for income taxes	119	148	405	369

Net income	$459	$484	$1,581	$1,327

Earnings per share
Basic	$0.07	$0.07	$0.24	$0.19
Diluted	$0.07	$0.07	$0.24	$0.19

See accompanying notes to financial statements.

FFBW, Inc.

Statements of Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2021 and 2020, (Unaudited)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$459	$484	$1,581	$1,327
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	(188)	44	(704)	1,659
Reclassification adjustment for (gains) losses realized in net income	—	—	—	(15)
Other comprehensive income (loss) before tax effect	(188)	44	(704)	1,644
Tax effect of other comprehensive income (loss) items	50	(13)	203	(445)
Other comprehensive income (loss), net of tax	(138)	31	(501)	1,199
Comprehensive income	$321	$515	$1,080	$2,526

See accompanying notes to financial statements.

FFBW, Inc.

Statements of Changes in Equity

For the Nine Months Ended September 30, 2021 and 2020, (Unaudited)

(In thousands, except share data)

				Unallocated		Accumulated
	Number		Additional	Common		Other
	of	Common	Paid-In	Stock of	Retained	Comprehensive	Treasury
	Shares	Stock	Capital	ESOP	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2019	7,702,478	$67	$28,672	$(2,303)	$36,551	$344	$(1,461)	$61,870
Corporate Reorganization:
Conversion of FFBW, Inc. (net of costs of $1.2 million)	2,397	10	41,490	—	—	—	—	41,500
Purchase of 341,485 shares of ESOP	—	—	—	(3,814)	—	—	—	(3,814)
Treasury stock retired	—	—	(1,461)	—	—	—	1,461	—
Contribution of FFBW, MHC	—	—	99	—	—	—	—	99
2020 Activity:
Net income	—	—	—	—	407	—	—	407
ESOP shares committed to be released (7,647 shares)	—	—	(15)	78	—	—	—	63
Stock based compensation expense	—	—	87	—	—	—	—	87
Other comprehensive income	—	—	—	—	—	727	—	727
Balance at March 31, 2020	7,704,875	$77	$68,872	$(6,039)	$36,958	$1,071	$—	$100,939
Net income	—	—	—	—	436	—	—	436
ESOP shares committed to be released (7,647 shares)	—	—	(9)	74	—	—	—	65
Stock based compensation expense	—	—	91	—	—	—	—	91
Other comprehensive income	—	—	—	—	—	441	—	441
Balance at June 30, 2020	7,704,875	$77	$68,954	$(5,965)	$37,394	$1,512	$—	$101,972
Net income	—	—	—	—	484	—	—	484
ESOP shares committed to be released (7,647 shares)	—	—	(10)	77	—	—	—	67
Stock based compensation expense	2,500	—	95	—	—	—	—	95
Other comprehensive income	—	—	—	—	—	31	—	31
Balance at September 30, 2020	7,707,375	$77	$69,039	$(5,888)	$37,878	$1,543	$—	$102,649

Balance at December 31, 2020	7,695,214	$77	$69,090	$(5,811)	$38,382	$1,527	$—	$103,265
Net income	—	—	—	—	670	—	—	670
ESOP shares committed to be released (7,647 shares)	—	—	6	76	—	—	—	82
Stock based compensation expense	—	—	81	—	—	—	—	81
Repurchase of common stock	(408,753)	(4)	(4,614)	—	—	—	—	(4,618)
Other comprehensive loss	—	—	—	—	—	(405)	—	(405)
Balance at March 31, 2021	7,286,461	$73	$64,563	$(5,735)	$39,052	$1,122	$—	$99,075
Net income	—	—	—	—	452	—	—	452
ESOP shares committed to be released (7,647 shares)	—	—	9	76	—	—	—	85
Stock based compensation expense	10,712	—	101	—	—	—	—	101
Repurchase of common stock	(263,140)	(3)	(2,983)	—	—	—	—	(2,986)
Other comprehensive loss	—	—	—	—	—	42	—	42
Balance at June 30, 2021	7,034,033	$70	$61,690	$(5,659)	$39,504	$1,164	$—	$96,769
Net income	—	—	—	—	459	—	—	459
ESOP shares committed to be released (7,647 shares)	—	—	13	77	—	—	—	90
Stock based compensation expense	7,296	—	118	—	—	—	—	118
Repurchase of common stock	(125,790)	(1)	(1,471)	—	—	—	—	(1,472)
Other comprehensive loss	—	—	—	—	—	(138)	—	(138)
Balance at September 30, 2021	6,915,539	$69	$60,350	$(5,582)	$39,963	$1,026	$—	$95,826

See accompanying notes to financial statements.

FFBW, Inc.

Statements of Cash Flows

For the Nine Months Ended September 30, 2021 and 2020 (Unaudited)

(In thousands)

`	Nine months ended
	September 30,
	2021	2020
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$1,581	$1,327
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	315
Depreciation	220	230
Net amortization of loan portfolio discount and deposit premium	183	(39)
Net amortization on securities available for sale	405	305
(Gain) loss on sales and impairments of foreclosed assets	2	(11)
(Gain) loss on sale of available for sale securities	—	(15)
Increase in cash surrender value of life insurance	(188)	(148)
ESOP compensation	257	195
Stock based compensation	300	273
Changes in operating assets and liabilities:
Accrued interest receivable	152	(271)
Loans held for sale	1,708	(576)
Other assets	246	494
Accrued interest payable	195	385
Other liabilities	(424)	(322)
Net cash provided by operating activities	$4,637	$2,142
Cash flows from investing activities:
Proceeds from sales of available for sale securities	$3	$1,017
Maturities, calls, paydowns on available for sale securities	15,917	12,264
Purchases of available for sale securities	(2,655)	(24,314)
Net (increase) decrease in loans	8,307	(13,963)
Purchases of premises and equipment	(107)	(38)
Purchase of life insurance	(2,500)	—
Proceeds from sale of foreclosed assets	122	442
Cash received in MHC merger	—	99
Net cash provided by (used in) investing activities	$19,087	$(24,493)
Cash flows from financing activities:
Net increase (decrease) in deposits and advance payments	$24,975	$(50,273)
Repayments of FHLB advances	(6,000)	(6,000)
Proceeds from FHLB advances	5,000	9,000
Repurchase of common stock	(9,076)	—
Purchase of shares of ESOP	—	(3,814)
Net proceeds from issuance of common stock	—	41,500
Net cash (used in) provided by financing activities	$14,899	$(9,587)
Net change in cash and cash equivalents	$38,623	$(31,938)
Cash and cash equivalents at beginning	41,479	39,377
Cash and cash equivalents at end	$80,102	$7,439

Supplemental Cash Flow Disclosures:
Cash paid for interest	$581	$855
Cash paid for income taxes	890	696
Loans transferred to foreclosed assets	—	347

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

In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. The results of operations for the nine month period ended September 30, 2021 are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the Financial Statements and notes thereto for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (“SEC”) as part of FFBW, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

FFBW, Inc. (the “Company”) is a Maryland corporation that was organized in September 2019 to be the successor to Old FFBW and be the savings and loan holding company for the Bank upon completion of the second step mutual-to-stock conversion (the “Conversion”) of the MHC. Prior to completion of the Conversion, approximately 55.4% of the shares of common stock of the Company were owned by the MHC. The Conversion was completed on January 16, 2020. In the Conversion, the Company sold 4,268,570 shares of common stock at $10.00 per share, for net proceeds of approximately $37.9 million (including the purchase of 341,485 ESOP shares), and issued 3,436,430 shares of common stock in exchange for the shares of Old FFBW common stock owned by Old FFBW stockholders, other than the MHC, as of the effective date of the conversion.  As a result of the conversion, the MHC and Old FFBW ceased to exist.

The Conversion was conducted pursuant to the MHC’s Plan of Conversion. The Plan of Conversion provided for the establishment, upon the completion of the Conversion, of special “liquidation accounts” for the benefit of certain depositors of the Bank in an amount equal to the MHC’s ownership interest in the stockholders’ equity of Old FFBW as of the date of the latest balance sheet contained in the prospectus plus the MHC’s net assets (excluding its ownership of Old FFBW). Following the completion of the Conversion, the Company and the Bank are not permitted to pay dividends on their capital stock if the Company’s shareholder’s equity, or the shareholder's equity of the Bank, would be reduced below the amount of the liquidation accounts. The liquidation accounts are reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases in these accounts will not restore an eligible account holder's interest in the liquidation accounts. Direct costs of the Conversion and public offering, totaling approximately $1.2 million, were applied against the proceeds from the shares sold in the public offering.

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

The new standard is effective for the Company on January 1, 2022, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) the new standard's effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company expects to adopt the new standard on January 1, 2022 using the effective date as its date of initial application. The Company is expecting to record a right of use asset and corresponding lease obligation for its outstanding leases.

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

The following table presents the earnings per share calculations for the three and nine months ended September 30:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$459	$484	$1,581	$1,327
Basic potential common shares
Weighted average shares outstanding	6,912,234	7,707,375	7,182,779	7,706,025
Weighted average unallocated Employee Stock Ownership Plan Shares	(560,767)	(591,355)	(569,689)	(600,277)
Basic weighted average shares outstanding	6,351,467	7,116,020	6,613,090	7,105,748
Dilutive potential common shares	22,535	—	15,713	83
Dilutive weighted average shares outstanding	6,374,002	7,116,020	6,628,803	7,105,831

Basic earnings per share	$0.07	$0.07	$0.24	$0.19
Diluted earnings per share	$0.07	$0.07	$0.24	$0.19

NOTE 4 – Available for Sale Securities

Amortized costs and fair values of available for sale securities are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2021
Obligations of the US government and US government sponsored agencies	$1,065	$ $ 28	$—	$1,093
Obligations of states and political subdivisions	14,485	396	(60)	14,821
Mortgage-backed securities	27,363	895	(24)	28,234
Certificates of deposit	1,245	32	—	1,277
Corporate debt securities	4,323	140	(3)	4,460
Total available for sale securities	$48,481	$1,491	$(87)	$49,885

December 31, 2020
Obligations of the US government and US government sponsored agencies	$717	$37	$—	$754
Obligations of states and political subdivisions	15,012	612	(19)	15,605
Mortgage-backed securities	36,347	1,361	(28)	37,680
Certificates of deposit	7,880	57	—	7,937
Corporate debt securities	2,179	92	(4)	2,267
Total available for sale securities	$62,135	$2,159	$(51)	$64,243

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

The following table presents the portion of the Company’s portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2021
Obligations of states and political subdivisions	$3,559	$(25)	$936	$(35)	$4,495	$(60)
Mortgage-backed securities	1,713	(12)	1,756	(12)	3,469	(24)
Corporate debt securities	1,397	(3)	—	—	1,397	(3)
Total	$6,669	$(40)	$2,692	$(47)	$9,361	$(87)
December 31, 2020
Obligations of states and political subdivisions	$1,543	$(19)	$—	$—	$1,543	$(19)
Mortgage-backed securities	4,140	(21)	736	(7)	4,876	(28)
Corporate debt securities	849	(4)	—	—	849	(4)
Total	$6,532	$(44)	$736	$(7)	$7,268	$(51)

At September 30, 2021, the investment portfolio included 5 securities available for sale, which had been in an unrealized loss position for greater than twelve months, and 15 securities available for sale, which had been in an unrealized loss position for less than twelve months. At December 31, 2020, the investment portfolio included 4 securities available for sale, which had been in an unrealized loss position for greater than twelve months, and 13 securities available for sale, which had been in an unrealized loss position for less than twelve months. Because these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. These unrealized losses are considered temporary because the Company does not currently have the intent to sell the securities before recovery of the losses; therefore we expect to collect all contractually due amounts from these securities. Accordingly, these investments were reduced to their fair values through accumulated other comprehensive income, not through earnings.

We regularly assess our securities portfolio for other than temporary impairment (“OTTI”). These assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery. We did not have any impairment losses recognized in earnings for the three and nine months ended September 30, 2021 or September 30, 2020.

The amortized cost and fair value of available for sale securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities in mortgage-backed securities since the anticipated maturities are not readily determinable. Therefore, these securities are not included in the maturity categories in the following maturity summary listed below:

	September 30, 2021
	Amortized Cost	Fair Value
Due in one year or less	$911	$938
Due after one year through 5 years	4,355	4,492
Due after 5 years through 10 years	10,117	10,444
Due after 10 years	5,735	5,777
Subtotal	$21,118	$21,651
Mortgage-backed securities	27,363	28,234
Total	$48,481	$49,885

Proceeds from the sale of available for sale securities during the nine months ended September 30, 2021 and 2020 were $3 and $1,017, respectively. Gross realized gains or losses on these sales amount to $0 and $17, while gross realized losses were $0 and $2, respectively.

Available for sale securities with a carrying value of $992 and $1,036 were pledged at September 30, 2021 and December 31, 2020, respectively.

NOTE 5 - Loans

Major classifications of loans are as follows:

	September 30,	December 31,
	2021	2020
Commercial
Development	$18,745	$14,090
Real estate	90,963	87,605
Commercial and industrial	16,806	20,758
Residential real estate and consumer
One-to-four family owner-occupied	22,000	30,548
One-to-four family investor-owned	26,474	32,638
Multifamily	31,540	29,303
Consumer	2,494	3,016
Subtotal	$209,022	$217,958
Deferred loan fees	(282)	(424)
Allowance for loan losses	(2,426)	(2,811)
Net loans	$206,314	$214,723

Deposit accounts in an overdraft position and reclassified as loans approximated $10 and $5 at September 30, 2021 and December 31, 2020, respectively.

A summary of the activity in the allowance for loan losses by portfolio segment is as follows:

		Residential real
		estate
Three Months Ended	Commercial	and consumer	Total

Balance at June 30, 2021	$1,590	$834	$2,424
Provision for loan losses	(31)	31	—
Loans charged off	(1)	—	(1)
Recoveries of loans previously charged off	1	2	3
Balance at September 30, 2021	$1,559	$867	$2,426

Balance at June 30, 2020	$1,552	$990	$2,542
Provision for loan losses	376	(316)	60
Loans charged off	—	—	—
Recoveries of loans previously charged off	1	1	2
Balance at September 30, 2020	$1,929	$675	$2,604

		Residential real
		estate
Nine Months Ended	Commercial	and consumer	Total

September 30, 2021
Balance at December 31, 2020	$1,834	$977	$2,811
Provision for loan losses	116	(116)	—
Loans charged off	(393)	—	(393)
Recoveries of loans previously charged off	2	6	8
Total ending allowance balance	$1,559	$867	$2,426

September 30, 2020
Balance at December 31, 2019	$1,251	$1,013	$2,264
Provision for loan losses	658	(343)	315
Loans charged off	—	—	—
Recoveries of loans previously charged off	20	5	25
Total ending allowance balance	$1,929	$675	$2,604

Information about how loans were evaluated for impairment and the related allowance for loan losses follows:

		Residential Real
		Estate and
September 30, 2021	Commercial	Consumer	Total
Loans:
Individually evaluated for impairment	$118	$933	$1,051
Collectively evaluated for impairment	126,396	81,575	207,971
Total loans	$126,514	$82,508	$209,022

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	1,559	867	2,426
Total allowance for loan losses	$1,559	$867	$2,426

		Residential Real
		Estate and
December 31, 2020	Commercial	Consumer	Total
Loans:
Individually evaluated for impairment	$792	$1,228	$2,020
Collectively evaluated for impairment	121,661	94,277	215,938
Total loans	$122,453	$95,505	$217,958

Allowance for loan losses:
Individually evaluated for impairment	$450	$—	$450
Collectively evaluated for impairment	1,384	977	2,361
Total allowance for loan losses	$1,834	$977	$2,811

Information regarding impaired loans follows:

	Principal	Recorded	Related	Average	Interest
As of September 30, 2021	Balance	Investment	Allowance	Investment	Recognized
Loans with related allowance for loan losses:
Commercial
Commercial and industrial	$—	$—	$—	$—	$—
Total loans with related allowance for loan losses	—	—	—	—	—
Loans with no related allowance for loan losses:
Commercial
Commercial and industrial	7	4	—	9	—
Real estate	116	114	—	64	—
Residential real estate and consumer
One-to-four family owner-occupied	931	885	—	943	8
Consumer	48	48	—	49	—
Total loans with no related allowance for loan losses	1,102	1,051	—	1,065	8

Total impaired loans	$1,102	$1,051	$—	$1,065	$8

	Principal	Recorded	Related	Average	Interest
As of December 31, 2020	Balance	Investment	Allowance	Investment	Recognized
Loans with related allowance for loan losses:
Commercial
Commercial and industrial	$713	$704	$450	$713	$19
Total loans with related allowance for loan losses	713	704	450	713	19
Loans with no related allowance for loan losses:
Commercial
Commercial and industrial	108	88	—	109	5
Residential real estate and consumer
One-to-four family owner-occupied	1,017	971	—	979	9
One-to-four family investor-owned	242	206	—	242	—
Consumer	52	51	—	54	—
Total loans with no related allowance for loan losses	1,419	1,316	—	1,384	14

Total impaired loans	$2,132	$2,020	$450	$2,097	$33

Additional funds of $0 and $215 were committed to impaired loans as of September 30, 2021 and December 31, 2020, respectively.

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

Information regarding the credit quality indicators most closely monitored for commercial loans by class follows:

		Special
	Pass	Mention	Substandard	Doubtful	Totals
September 30, 2021
Development	$18,745	$—	$—	$—	$18,745
Real estate	90,622	—	341	—	90,963
Commercial and industrial	16,673	129	4	—	16,806
One-to-four family investor-owned	26,474	—	—	—	26,474
Multifamily	31,540	—	—	—	31,540
Totals	$184,054	$129	$345	$—	$184,528
December 31, 2020
Development	$14,090	$—	$—	$—	$14,090
Real estate	87,605	—	—	—	87,605
Commercial and industrial	20,046	—	8	704	20,758
One-to-four family investor-owned	32,358	—	280	—	32,638
Multifamily	29,303	—	—	—	29,303
Totals	$183,402	$—	$288	$704	$184,394

Residential real estate and consumer loans are generally evaluated based on whether or not the loan is performing according to the contractual terms of the loan.

Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans by class follows:

	Performing	Non-performing	Totals
September 30, 2021
One-to-four family owner-occupied	$21,298	$702	$22,000
Consumer	2,446	48	2,494
	$23,744	$750	$24,494
December 31, 2020
One-to-four family owner-occupied	$30,548	$—	$30,548
Consumer	3,016	—	3,016
	$33,564	$—	$33,564

Loan aging information follows:

		Loans Past Due	Loans Past Due		Nonaccrual
	Current Loans	30-89 Days	90+ Days	Total Loans	Loans
September 30, 2021
Commercial
Development	$18,745	$—	$—	$18,745	$—
Real estate	90,963	—	—	90,963	114
Commercial and industrial	16,806	—	—	16,806	4
Residential real estate and consumer
One-to-four family owner-occupied	21,885	115	—	22,000	61
One-to-four family investor-owned	26,474	—	—	26,474	—
Multifamily	31,540	—	—	31,540	—
Consumer	2,494	—	—	2,494	—
Total	$208,907	$115	$—	$209,022	$179

		Loans Past Due	Loans Past Due		Nonaccrual
	Current Loans	30-89 Days	90+ Days	Total Loans	Loans
December 31, 2020
Commercial
Development	$14,090	$—	$—	$14,090	$—
Real estate	87,040	565	—	87,605	—
Commercial and industrial	20,054	704	—	20,758	792
Residential real estate and consumer
One-to-four family owner-occupied	30,347	201	—	30,548	69
One-to-four family investor-owned	32,638	—	—	32,638	206
Multifamily	29,303	—	—	29,303	—
Consumer	3,016	—	—	3,016	—
Total	$216,488	$1,470	$—	$217,958	$1,067

There are no loans 90 or more days past due and accruing interest as of September 30, 2021 or December 31, 2020.

When, for economic or legal reasons related to the borrower’s financial difficulties, the Company grants a concession to the borrower that the Company would not otherwise consider, the modified loan is classified as a troubled debt restructuring. Loan modifications may consist of forgiveness of interest and/or principal, a reduction of the interest rate, allowing interest-only payments for a period of time, and/or extending amortization terms. During the nine months ended and as of September 30, 2021, there was one commercial real estate loan totaling $116 and one 1-4 family owner-occupied loan totaling $115 that were new troubled debt restructurings. No troubled debt restructurings defaulted within 12 months of their modification date during the nine months ended September 30, 2021. During the year ended and as of December 31, 2020, there were no new troubled debt restructurings. No troubled debt restructurings defaulted within 12 months of their modifications during the year ended December 31, 2020.

During April 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law which provides optional, temporary relief from accounting for certain pandemic-related loan modifications as a TDR. During 2020, the Bank offered payment deferrals to loan customers that were excluded from TDR classification based on the CARES Act. There were no loans remaining on a modified status as of September 30, 2021.

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, an additional provision for loan losses may be necessary.

NOTE 6 - Deposits

The composition of deposits are as follows:

	September 30,	December 31,
	2021	2020

Non interest-bearing checking	$52,595	$51,802
Interest-bearing checking	15,474	10,899
Money market	82,050	70,455
Statement savings accounts	34,494	31,977
Health savings accounts	10,723	10,854
Certificates of deposit	55,175	50,511
Total	$250,511	$226,498

Certificates of deposit that meet or exceed the FDIC insurance limit of $250 totaled $10,894 and $9,485 at September 30, 2021 and December 31, 2020, respectively.

The scheduled maturities of certificates of deposit are as follows as of September 30, 2021:

2021	$10,244
2022	36,009
2023	6,915
2024	1,342
2025	324
2026	341
Total	$55,175

NOTE 7– FHLB Advances

FHLB advances consist of the following:

	September 30, 2021		December 31, 2020
	Rates	Amount	Rates	Amount

Fixed rate, fixed term advances	0.0%-1.71%	$6,500	0.0%-1.71%	$5,500
Fixed term advances with floating spread	N/A	—	2.10%	2,000

		$6,500		$7,500

The following is a summary of scheduled maturities of fixed term FHLB advances as of September 30, 2021:

	Fixed Rate Advances		Adjustable Rate Advances
	Weighted		Weighted		Total
	Average Rate	Amount	Average Rate	Amount	Amount

2022	0.39%	6,500	—	—	6,500

Total	0.39%	$6,500	—%	$—	$6,500

Actual maturities may differ from the scheduled principal maturities due to call options on the various advances.

The Company has a master contract agreement with the FHLB that provides for a borrowing up to the lesser of a determined multiple of FHLB stock owned or a determined percentage of the book value of the Company’s qualifying one-to-four family, multifamily, commercial real estate and commercial business loans. The Company pledged approximately $154,650 and $149,304 of one-to-four family, multifamily, commercial real estate and commercial business loans to secure FHLB advances at September 30, 2021 and December 31, 2020, respectively. FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest, such as Federal funds, FHLB discount note or prime rates. Fixed rate advances are priced in reference to market rates of interest at the time of the advance, namely the rates that FHLB pays to borrowers at various maturities. Certain FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. FHLB advances are also secured by $851 and $825 of FHLB stock owned by the Company at September 30, 2021 and December 31, 2020, respectively.

At September 30, 2021, the Company’s available and unused portion of this borrowing agreement based on the amount of FHLB stock was $16,014.

In addition, the Company has a $7,000 federal funds line of credit through Bankers’ Bank of Wisconsin, which was not drawn on as of September 30, 2021. The Company also has the authority to borrow through the Federal Reserve’s Discount Window.

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

As shares are committed to be released from collateral and allocated to active participants, the Company reports compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-shares (EPS) computations. During the nine months ended September 30, 2021 and 2020, 22,941 and 22,941 shares were committed to be released, respectively. During the nine months ended September 30, 2021 the average fair value per share of stock was $11.20 resulting in total ESOP compensation expense of $257 for the nine months ended September 30, 2021. During the nine months ended September 30, 2020 the average fair value per share of stock was $8.63 resulting in total ESOP compensation expense of $195 for the nine months ended September 30, 2020.

The ESOP shares as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
Shares allocated to active participants	62,305	33,861
Shares committed to be released and allocated to participants	22,941	30,584
Shares distributed	—	(2,140)
Total unallocated shares	558,152	581,093
Total ESOP shares	643,398	643,398
Fair value of unallocated shares (based on $12.04 and $10.02 share price at September 30, 2021 and December 31, 2020, respectively)	$6,720	$5,823

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

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the period shown:

	Nine Months Ended
	September 30,
	2021	2020
Total cost of stock grant plan during the year	$173	$154
Total cost of stock option plan during the year	127	119
Total cost of share-based payment plans during the year	$300	$273

Amount of related income tax benefit recognized in income	$71	$74

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

The following table summarizes stock options activity for the nine months ended September 30, 2021:

	Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock Option	Exercise	Contractual	Intrinsic
	Awards	Price	Term (years)	Value
Options outstanding as of December 31, 2020	269,220	$10.51
Granted	76,000	11.27
Exercised	(6,692)	10.18
Expired or cancelled	(2,346)	10.64
Forfeited	(19,057)	10.01
Options outstanding as of September 30, 2021	317,125	$10.73	7.98	$320,559
Options exercisable as of September 30, 2021	126,770	$10.71	7.31	$128,851

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

There were no options granted during the three months ended September 30, 2021.

The following is a summary of changes in restricted shares for the nine months ended September 30, 2021:

		Weighted
		Average
	Number of	Grant Date Fair
	Shares	Value
Nonvested stock awards as of December 31, 2020	62,060	$10.73
Granted	22,750	11.35
Vested	(19,561)	10.77
Forfeited	(5,519)	10.08
Nonvested stock awards as of September 30, 2021	59,730	$11.02

As of September 30, 2021, there was $1.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share option and non-vested share awards) granted under the Company’s equity incentive plans. At September 30, 2021, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 3.2 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1, and Total capital to risk-weighted assets and of Tier 1 capital to average assets. It is management’s opinion, as of September 30, 2021, that the Bank met all applicable capital adequacy requirements.

As of September 30, 2021, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table. There are no conditions or events since September 30, 2021 that management believes have changed the category.

The Bank’s actual capital amounts and ratios are presented in the following tables:

								To Be Well
								Capitalized
								Under Prompt
			For Capital Adequacy					Corrective
	Actual		Purposes					Action Provisions
	Amount	Ratio	Amount				Ratio	Amount				Ratio
September 30, 2021
Common Equity Tier 1 capital (to risk‑weighted assets)	$75,161	32.4%	$	≥	10,438	≥	4.5%	$	≥	15,077	≥	6.5%
Tier 1 capital (to risk‑weighted assets)	75,161	32.4		≥	13,917	≥	6.0		≥	18,557	≥	8.0
Total capital (to risk‑weighted assets)	77,587	33.4		≥	18,557	≥	8.0		≥	23,196	≥	10.0
Tier 1 capital (to average assets)	75,161	21.4		≥	14,034	≥	4.0		≥	17,543	≥	5.0

December 31, 2020
Common Equity Tier 1 capital (to risk‑weighted assets)	$73,665	33.1%	$	≥	10,018	≥	4.5%	$	≥	14,471	≥	6.5%
Tier 1 capital (to risk‑weighted assets)	73,665	33.1		≥	13,358	≥	6.0		≥	17,810	≥	8.0
Total capital (to risk‑weighted assets)	76,448	34.3		≥	17,810	≥	8.0		≥	22,263	≥	10.0
Tier 1 capital (to average assets)	73,665	25.2		≥	11,700	≥	4.0		≥	14,625	≥	5.0

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

Assets measured at fair value on a recurring basis are summarized below:

	Recurring Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of September 30, 2021
Assets:
Available for sale securities:
Obligations of the US government and US government sponsored agencies	$—	$1,093	$—	$1,093
Obligations of states and political subdivisions	—	14,821	—	14,821
Mortgage-backed securities	—	28,234	—	28,234
Certificates of deposit	—	1,277	—	1,277
Corporate debt securities	—	4,460	—	4,460
Total available for sale securities	$—	$49,885	$—	$49,885

As of December 31, 2020
Assets:
Available for sale securities:
Obligations of the US government and US government sponsored agencies	$—	$754	$—	$754
Obligations of states and political subdivisions	—	15,605	—	15,605
Mortgage-backed securities	—	37,680	—	37,680
Certificates of deposit	—	7,937	—	7,937
Corporate debt securities	—	2,267	—	2,267
Total available for sale securities	$—	$64,243	$—	$64,243

Information regarding the fair value of assets measured at fair value on a nonrecurring basis follows:

		Nonrecurring Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Instruments	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

As of September 30, 2021
Assets:
Other equity investments	$428	$—	$428	$—

As of December 31, 2020
Assets:
Loans	$254	$—	$—	$254
Foreclosed assets	125	—	—	125
Other equity investments	225	—	225	—

As of September 30, 2021 there were no impaired loans requiring a write down to their estimated fair value. Loans with a carrying amount of $704 were considered impaired and were written down to their estimated fair value of $254 as of December 31, 2020. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $0 and $450 as of September 30, 2021 and December 31, 2020, respectively.

Foreclosed assets with a carrying amount of $0 and $125 were determined to be at their fair value as of September 30, 2021 and December 31, 2020, respectively.

The following presents quantitative information about nonrecurring Level 3 fair value measurements:

				Range/Weighted
	Fair Value	Valuation Technique	Unobservable Input(s)	Average
As of September 30, 2021
Loans	$0	Market and/or income approach	Management discount on appraised values	10%	-	20%
Foreclosed assets	$0	Market and/or income approach	Management discount on appraised values	10%	-	20%

As of December 31, 2020
Loans	$254	Market and/or income approach	Management discount on appraised values	10%	-	20%
Foreclosed assets	$125	Market and/or income approach	Management discount on appraised values	10%	-	20%

The carrying value and estimated fair value of financial instruments as of September 30, 2021 and December 31, 2020 follow:

	September 30, 2021
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$80,102	$80,102	$—	$—
Available for sale securities	49,885	—	49,885	—
Loans held for sale	—	—	—	—
Loans	206,314	—	—	209,011
Accrued interest receivable	843	843	—	—
Cash value of life insurance	9,961	—	—	9,961
Other equity investments	1,279	—	428	851

Financial liabilities:
Deposits	250,511	189,525	—	55,321
Advance payments by borrowers for taxes and insurance	1,089	1,089	—	—
FHLB advances	6,500	—	—	6,505
Accrued interest payable	212	212	—	—

	December 31, 2020
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$41,479	$41,479	$—	$—
Available for sale securities	64,243	—	64,243	—
Loans held for sale	1,708	—	1,708	—
Loans	214,723	—	—	217,893
Accrued interest receivable	995	995	—	—
Cash value of life insurance	7,272	—	—	7,272
Other equity investments	1,279	—	225	1,054

Financial liabilities:
Deposits	226,498	175,987	—	50,732
Advance payments by borrowers for taxes and insurance	127	127	—	—
FHLB advances	7,500	—	—	7,544
Accrued interest payable	17	17	—	—

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

	As Recorded	Fair Value and Other	As Recorded
	by Mitchell Bank	Merger Related Adjustments	by the Company
Consideration Paid
Cash			$4,978

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and due from banks	$38,266	$-	$38,266
Securities	7,133	16	7,149
Other equity securities	51	177	228
Loans, net of allowance	14,512	(217)	14,295
Premises and equipment	529	499	1,028
Core deposit intangibles	-	369	369
Accrued interest receivable	83	-	83
Foreclosed assets	185	(60)	125
Deferred tax asset	228	(228)	-
Other assets	209	(88)	121
Total assets acquired	$61,196	$468	$61,664

Deposits	$56,641	$-	$56,641
Other liabilities	38	-	38
Total liabilities assumed	$56,679	$-	$56,679

Total identifiable assets	$4,517	$468	$4,985

Bargain purchase gain resulting from acquisition			$(7)

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

Comparison of Financial Condition at September 30, 2021 and December 31, 2020

Total Assets. Total assets increased $16.3 million, or 4.8%, to $355.3 million at September 30, 2021 from $339.0 million at December 31, 2020 due, in part, to an increase in cash and cash equivalents and offset by decreases in available for sale securities and net loans.

Cash and cash equivalents. Cash and cash equivalents increased $38.6 million, or 93.1%, to $80.1 million at September 30, 2021 from $41.5 million at December 31, 2020. The increase resulted from an increase in deposits offset in part by decreases in net loans and available-for-sale securities.

Net Loans. Net loans decreased $8.4 million, or 3.9%, to $206.3 million at September 30, 2021 from $214.7 million at December 31, 2020. The decrease resulted from decreases in commercial business loans of $4.0 million, or 19.0%, one-to-four family owner-occupied loans of $8.5 million, or 28.0%, one-to-four family investor-owned loans of $6.2 million, or 18.9% and consumer loans of $522,000, or 17.3%, offset, in part, by increases of $4.6 million, or 33.0%, in commercial development loans, $3.4 million, or 3.8%, in commercial real estate loans and $2.2 million, or 7.6%, in multifamily loans.

During the nine months ended September 30, 2021, we sold $10.6 million of one-to-four family owner-occupied residential real estate loans, on a servicing-released basis. Subject to market and economic conditions, management intends to continue this sales activity in future periods to generate gain on sale of loans income.

Available for sale securities. Available for sale securities decreased $14.4 million, or 22.4%, to $49.9 million at September 30, 2021 from $64.2 million at December 31, 2020 as funds from maturing investments were not reinvested in these types of securities.

Other equity investments. Other equity investments remained unchanged at $1.3 million at September 30, 2021 and December 31, 2020, respectively.

Deposits. Deposits increased $24.0 million, or 10.6%, to $250.5 million at September 30, 2021 from $226.5 million at December 31, 2020. The increase resulted from an increase in certificates of deposit of $4.7 million, or 9.2%, to $55.2 million at September 30, 2021, noninterest-bearing checking accounts of $793,000, or 1.5%, to $52.6 million at September 30, 2021, money market accounts of $11.6 million, or 16.5%, to $82.1 million at September 30, 2021, interest-bearing checking accounts of $4.6 million, or 42.0%, to $15.5 million and savings accounts of $2.5 million, or

7.9%, to $34.5 million at September 30, 2021. Offsetting these increases, health savings accounts decreased $131,000, or 1.2%, to $10.7 million at September 30, 2021. Included in the certificates of deposit were brokered deposits of $1.0 million as of both September 30, 2021 and December 31, 2020.

Borrowings. Borrowings, consisting entirely of FHLB advances, decreased $1.0 million, or 13.3% to $6.5 million at September 30, 2021. The aggregate cost of outstanding advances from the FHLB was 0.4% at September 30, 2021.

Other liabilities. Other liabilities decreased $424,000, or 27.1%, to $1.1 million at September 30, 2021. The decrease resulted, in part, from a decrease in outstanding accounts payable and a decrease in accrued expenses.

Total Equity. Total equity decreased $7.4 million, or 7.2%, to $95.8 million at September 30, 2021 from $103.3 million at December 31, 2020. The decrease resulted primarily from stock repurchases of $9.1 million offset, in part, by income of $1.6 million.

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

The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ALLL for the periods then ended:

	At and For the	At and For the
	Nine Months	Twelve Months
	Ended	Ended
	September 30, 2021	December 31, 2020

	(in thousands)
Nonperforming assets:
Nonaccrual loans	$179	$1,067
Accruing loans past due 90 days or more	—	—
Total nonperforming loans ("NPLs")	$179	$1,067
Foreclosed assets	—	125
Total nonperforming assets ("NPAs")	$179	$1,192
Troubled Debt Restructurings ("TDRs")	650	1,414
Nonaccrual TDRs	160	990
Average outstanding loan balance	207,200	205,351
Loans, end of period	209,022	217,958
ALLL, at beginning of period	2,811	2,264
Loans charged off:
Commercial	(393)	—
Residential real estate and consumer	—	—
Total loans charged off	$(393)	$—
Recoveries of loans previously charged off:
Commercial	2	—
Residential real estate and consumer	6	27
Total recoveries of loans previous charged off	8	27
Net loans charged off ("NCOs'")	$(385)	$27
Additions to ALLL via provision for loan losses charged to operations	—	520
ALLL, at end of period	$2,426	$2,811
Ratios:
NCOs (annualized) to average loans	0.25%	(0.01)%
ALLL to total loans	1.16%	1.29%
NPL to total loans	0.09%	0.49%
NPAs to total assets	0.05%	0.35%
Total Assets	$335,279	$338,972

Total loans past due decreased to $115,000 as of September 30, 2021 from $1.5 million as of December 31, 2020. We believe our credit and underwriting policies continue to support more effective lending decisions by the Company, which increases the likelihood of maintaining loan quality going forward. Moreover, we believe the favorable trends regarding our nonperforming loans and nonperforming assets reflect our continued adherence to improved underwriting criteria and practices. We believe our current ALLL is adequate to cover probable losses in our current loan portfolio.

Non-performing loans of $179,000 as of September 30, 2021, which included $160,000 of non-accrual troubled debt restructured loans, reflected a decrease of $888,000 from the non-performing loan balance as of December 31, 2020.

Our non-performing assets were $179,000 at September 30, 2021, or 0.05% of total assets, compared to $1.2 million, or 0.35% of total assets as of December 31, 2020.

Foreclosed assets decreased to $0 at September 30, 2021 from $125,000 at December 31, 2020.

Comparison of Operating Results for the Three Months Ended September 30, 2021 and September 30, 2020

General. Net income was $459,000 for the three months ended September 30, 2021, compared to net income of $484,000 for the three months ended September 30, 2020, a decrease of $25,000, or 5.2%. The decrease was the result of an increase in non interest expense of $238,000, of 12.3%, offset in part by an increase in net interest income after provision for loan losses of $151,000, or 6.6%.

Interest and Dividend Income. Total interest and dividend income decreased $10,000 or 0.4%, to $2.7 million for the three months ended September 30, 2021, compared to $2.7 million for the three months ended September 30, 2020.  Average interest-earning assets increased $63.2 million, or 24.0%, to $327.1 million for the three months ended September 30, 2021, compared to $263.9 million for the three months ended September 30, 2020, and the weighted average yield on interest-earning assets decreased 79 basis points when comparing the 2021 and 2020 periods. The decrease in average yield was primarily the result of declining interest rates and increased market competition.

Interest Expense. Total interest expense decreased $101,000, or 29.1%, to $246,000 for the three months ended September 30, 2021, compared to $347,000 for the three months ended September 30, 2020.  Average interest-bearing liabilities increased $47.3 million, or 30.7%, to $201.2 million for the three months ended September 30, 2021, from $153.9 million for the three months ended September 30, 2020. The rate paid on interest-bearing liabilities decreased 41 basis points to 0.49% for the three months ended September 30, 2021, compared to 0.89% for the three months ended September 30, 2020.

Provision for Loan Losses. The loan loss provision was $0 for the three months ended September 30, 2021, compared to $60,000 for the three months ended September 30, 2020.

Noninterest Income. Noninterest income increased $33,000, or 11.3%, to $326,000 for the three months ended September 30, 2021, compared to $293,000 for the three months ended September 30, 2020.  The increase was due primarily to an increase in service charges on deposit accounts of $56,000, an increase in cash surrender value of bank owned life insurance of $21,000 and recognition of a CDFI grant of $86,000 originally awarded to Mitchell Bank, offset in part by a decrease in gains of sale of mortgage loans of $138,000.

Noninterest Expense. Noninterest expense increased $238,000, or 12.3%, to $2.2 million for the three months ended September 30, 2021, compared to $1.9 million for the three months ended September 30, 2020. The increase was primarily due to increases in salaries and employee benefits expenses of $132,000, occupancy and equipment expense of $59,000 and data processing and technology expense of $38,000.

Income Tax Expense. We recorded an income tax expense of $119,000 for the three months ended September 30, 2021 compared to $148,000 for the three months ended September 30, 2020, a decrease of $29,000, or 19.6%.

Comparison of Operating Results for the Nine Months Ended September 30, 2021 and September 30, 2020

General. We had net income of $1.6 million for the nine months ended September 30, 2021, compared to net income of $1.3 million for the nine months ended September 30, 2020, an increase of $254,000, or 19.1%. The increase in net income was the net effect of an increase in net interest income after provision for loan losses of $1.2 million, or 18.7%, and an increase in noninterest income of $185,000, or 24.5%, offset in part by an increase in noninterest expense of $1.1 million, or 19.9%.

Interest and Dividend Income. Total interest and dividend income increased $374,000 or 4.5%, to $8.7 million for the nine months ended September 30, 2021 compared to $8.3 million for the nine months ended September 30, 2020.  Average interest-earning assets increased $63.6 million, or 24.8%, to $320.3 million for the nine months ended September 30, 2021 compared to $256.7 million for the nine months ended September 30, 2020, and the weighted average yield on interest-earning assets decreased 70 basis points when comparing the 2021 and 2020 periods. The decrease in average yield was primarily the result of lower market interest rates and increased market competition during 2021.

Interest Expense. Total interest expense decreased $557,000, or 41.8%, to $777,000 for the nine months ended September 30, 2021 compared to $1.3 million for the nine months ended September 30, 2020.  Average interest-bearing liabilities increased $37.1 million, or 24.0%, to $191.9 million for the nine months ended September 30, 2021 from $154.8 million for the nine months ended September 30, 2020. The rate paid on interest-bearing liabilities decreased 61 basis points to 0.54% for the nine months ended September 30, 2021 compared to 1.15% for the nine months ended September 30, 2020.

Provision for Loan Losses. The loan loss provision was $0 for the nine months ended September 30, 2021 compared to $315,000 for the nine months ended September 30, 2020.

Noninterest Income. Noninterest income increased $185,000, or 24.5% to $941,000 for the nine months ended September 30, 2021 compared to $756,000 for the nine months ended September 30, 2020. The increase was due primarily to an increase in service charges on deposit accounts of $180,000 largely due to the acquisition of Mitchell Bank.

Noninterest Expense. Noninterest expense increased $1.1 million, or 19.9%, to $6.9 million for the nine months ended September 30, 2021 compared to $5.7 million for the nine months ended September 30, 2020.  The increase was primarily due to an increase in salaries and employee benefits expenses of $725,000 and an increase in data processing expenses of $232,000. Both increases resulted primarily from the acquisition of Mitchell Bank.

Income Tax Expense. We recorded income tax expense of $405,000 for the nine months ended September 30, 2021 compared to $369,000 for the nine months ended September 30, 2020, an increase of $36,000, or 9.8%.

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

	For the Three Months Ended September 30,
	2021			2020
	Average			Average
	Outstanding			Outstanding		Yield/
	Balance	Interest	Yield/ Rate	Balance	Interest	Rate

	(in thousands)			(in thousands)
Interest-earning assets:
Loans	$204,907	$2,392	4.63%	$200,987	$2,325	4.59%
Available for sale securities	50,180	250	1.98%	60,379	314	2.06%
Interest-bearing deposits	70,748	26	0.15%	2,046	12	2.33%
Other equity investments	1,279	6	1.86%	780	33	16.79%
Total interest-earning assets	327,114	2,674	3.24%	264,192	2,684	4.03%
Noninterest-earning assets	28,866			24,252
Allowance for loan losses	(2,425)			(2,564)
Total assets	$353,555			$285,880

Interest-bearing liabilities:
Demand accounts	$10,785	10	0.37%	$8,026	7	0.35%
Money market accounts	83,293	80	0.38%	54,464	66	0.48%
Savings accounts	34,189	9	0.10%	14,875	5	0.13%
Health savings accounts	10,845	4	0.15%	11,025	5	0.18%
Certificates of deposit	54,996	133	0.96%	53,163	224	1.67%
Total interest-bearing deposits	194,108	236	0.48%	141,553	307	0.86%
Borrowings	7,109	10	0.56%	12,359	40	1.28%
Total interest-bearing liabilities	201,217	246	0.49%	153,912	347	0.89%
Noninterest-bearing deposits	71,970			53,767
Other non-interest bearing liabilities	3,022			2,889
Total liabilities	276,209			210,568
Equity	77,346			75,312
Total liabilities and equity	$353,555			$285,880
Net interest income		2,428			2,337
Net interest rate spread(1)			2.76%			3.14%
Net interest-earning assets(2)	125,897			110,280
Net interest margin(3)			2.94%			3.54%
Average of interest-earning assets to interest-bearing liabilities	162.57%			171.65%

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.

	For the Nine Months Ended September 30,
	2021			2020
	Average			Average
	Outstanding			Outstanding		Yield/
	Balance	Interest	Yield/ Rate	Balance	Interest	Rate

	(in thousands)			(in thousands)
Interest-earning assets:
Loans	$207,200	$7,862	5.07%	$200,012	$7,265	4.86%
Available for sale securities	55,089	757	1.84%	55,442	913	2.20%
Interest-bearing deposits	56,782	47	0.11%	5,918	97	2.19%
Other equity investments	1,279	17	1.78%	780	34	5.83%
Total interest-earning assets	320,350	8,683	3.62%	262,152	8,309	4.24%
Noninterest-earning assets	27,461			31,242
Allowance for loan losses	(2,619)			(2,423)
Total assets	$345,192			$290,971

Interest-bearing liabilities:
Demand accounts	$10,542	25	0.32%	$7,467	24	0.43%
Money market accounts	75,686	221	0.39%	50,631	291	0.77%
Savings accounts	34,137	26	0.10%	14,036	14	0.13%
Health savings accounts	10,921	12	0.15%	10,955	18	0.22%
Certificates of deposit	53,508	449	1.12%	59,584	838	1.88%
Total interest-bearing deposits	184,794	733	0.53%	142,673	1,185	1.11%
Borrowings	7,126	44	0.83%	12,124	149	1.64%
Total interest-bearing liabilities	191,920	777	0.54%	154,797	1,334	1.15%
Noninterest-bearing deposits	74,066			30,663
Other non-interest bearing liabilities	2,425			7,794
Total liabilities	268,411			193,254
Equity	76,780			97,717
Total liabilities and equity	$345,191			$290,971
Net interest income		7,906			6,975
Net interest rate spread(1)			3.08%			3.09%
Net interest-earning assets(2)	128,430			107,355
Net interest margin(3)			3.30%			3.56%
Average of interest-earning assets to interest-bearing liabilities	166.92%			169.35%

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in average rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior period average rate). The total column represents the sum of the prior columns. For purposes of these tables, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	For Three Months Ended September 30,
	2021 vs.2020
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$45	22	$67
Available for sale securities	(53)	(11)	(64)
Interest-bearing deposits	1,306	(1,313)	(7)
Other equity investments	8	(14)	(6)
Total interest-earning assets	$1,306	$(1,316)	$(10)

Interest-bearing liabilities:
Demand accounts	$2	$2	$4
Money market accounts	35	(22)	13
Savings accounts	6	(2)	4
Health savings accounts	—	(1)	(1)
Certificates of deposit	8	(99)	(91)
Total deposits	$51	$(122)	$(71)
Borrowings	(17)	(13)	(30)
Total interest-bearing liabilities	34	(135)	(101)
Change in net interest income	$1,272	$(1,181)	$91

	For Nine Months Ended September 30,
	2021 vs. 2020
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$261	$336	$597
Available for sale securities	(6)	(150)	(156)
Interest-bearing deposits	10,963	(11,013)	(50)
Other equity investments	22	(39)	(17)
Total interest-earning assets	$11,240	$(10,866)	$374

Interest-bearing liabilities:
Demand accounts	$10	$(9)	$1
Money market accounts	144	(214)	(70)
Savings accounts	20	(8)	12
Health savings accounts	—	(6)	(6)
Certificates of deposit	(85)	(304)	(389)
Total deposits	$89	$(541)	$(452)
Borrowings	(61)	(44)	(105)
Total interest-bearing liabilities	28	(585)	(557)
Change in net interest income	$11,212	$(10,281)	$931

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB-Chicago. At September 30, 2021, we had $6.5 million outstanding in advances from the FHLB-Chicago and we had an additional availability of $16.0 million of FHLB-Chicago advances based on the FHLB stock owned.

Additionally, at September 30, 2021 we had a $7 million federal funds rate line of credit with the Bankers’ Bank of Wisconsin, of which $0 was drawn at September 30, 2021.

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

At September 30, 2021, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $75.2 million, or 21.4% of adjusted total assets, which is above the well-capitalized required level of $17.5 million, or 5.0%; and total risk-based capital of $77.6 million, or 33.4% of risk-weighted assets, which is above the well-capitalized required level of $23.2 million, or 10.0%. Management is not aware of any conditions or events since September 30, 2021, that would change our category.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4.       Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2021. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2021, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.        Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at September 30, 2021, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A.       Risk Factors

The presentation of Risk Factors is not required for smaller reporting companies like FFBW, Inc.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.
(b)	Not applicable.
(c)	On January 27, 2021 the Company’s Board of Directors authorized the repurchase of up to 769,271 shares of the Company’s common stock, representing approximately 10% of the Company’s then outstanding shares. The Company completed this program in August 2021. On September 3, 2021 the Company adopted a new program to repurchase up to an additional 690,000 shares of the Company’s common stock, representing approximately 10% of the Company’s then outstading shares.

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

The table below sets forth the Company’s common stock repurchases during the three months ended September 30, 2021.

				(d)
			(c)	Maximum number
			Total number of	of
			shares	shares that may yet
	(a)	(b)	purchased as part	be
	Total number of	Average	of publicly	purchased under
	shares	price paid	announced plans or	the plans
Period	purchased	per share	programs	or programs
July 1 - July 31, 2021	31,399	$11.57	31,399	65,979
August 1 - August 31, 2021	65,979	$11.75	65,979	—
September 3 - September 30, 2021	28,412	$11.74	28,412	661,588
Total	125,790		125,790

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
101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
(1)	Incorporated by reference to pre-effective amendment No. 1 to the Registration Statement on Form S-1 (file no. 333-233740), filed on November 1, 2019.
(2)	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-233740), filed on September 13, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FFBW, Inc.

Date: November 3, 2021	By:	/s/ Edward H. Schaefer
Edward H. Schaefer
President and Chief Executive Officer

Date: November 3, 2021	By:	/s/ Steven L. Wierschem
Steven L. Wierschem
Chief Financial Officer