Form 10-K
period 2021-12-31
FFBW, Inc. /MD/
filed 2022-03-24
CIK 1787384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2021

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

As of March 23, 2022, there were 6,254,201 issued and outstanding shares of the Registrant’s Common Stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock on June 30, 2021, was approximately $66.2 million.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2022 Annual Meeting of Stockholders of the Registrant (Part III).

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

The Company is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System. At December 31, 2021, we had total assets of $357.1 million, total deposits of $255.3 million and total equity of $94.0 million. We recorded net income of $2.0 million for the year ended December 31, 2021.

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

In October 2017, we consummated our reorganization to a mutual holding company structure whereby First Federal Bank of Wisconsin became a stock bank and the wholly owned subsidiary of Old FFBW. Concurrently with this reorganization, Old FFBW sold 44.6% of its stock to the general public, including First Federal Bank of Wisconsin’s employee stock ownership plan, and issued 55.0% of its stock to FFBW, MHC, our former top tier mutual holding company. Additionally, as part of the reorganization, we established a charitable foundation called FFBW Community Foundation and funded it with $250,000 in cash and 25,000 shares. The purpose of this foundation is to make contributions to support various charitable organizations operating in our community now and in the future.

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

Impact of COVID-19 Outbreak

During 2020 and 2021, the extraordinary impact of the COVID-19 pandemic created an unprecedented environment for consumer’s and businesses alike. To protect our employees and customers from potential exposure to the virus, First Federal Bank of Wisconsin adopted and observed protocols to limit exposure and /or spread of the virus.

To assist our loan customers, we offered loan payment deferral to borrowers unable to make their contractual payments due to COVID-19. Deferral requests were considered on a case-by-case basis and were generally approved for up to a six-month period for principal and interest payment deferrals.

We participated in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) created by the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) that was signed into law during March 2020 to provide liquidity using the SBA platform to small businesses and self-employed individuals to maintain their staff and operations through the COVID-19 pandemic. This liquidity was in the form of a loan, 100% guaranteed by the SBA, that was forgivable provided the funds were used on qualifying payroll costs, and to a lesser extent, rent, utilities and interest on qualifying mortgage payments. The loans bore a fixed rate of 1.0% and loan payments were deferred for the first 10 months following the covered period, which was eight to twenty-four weeks following the date the loan was made. We expect most of these loans to be approved for full forgiveness by the SBA.

The health of the banking industry is highly correlated with that of the economy. The temporary and/or partial closures of non-essential businesses in our local and national economies increases the likelihood of recession, which typically results in an increased level of credit losses. Accordingly, we will closely monitor our provision for loan losses. In addition to utilizing quantitative loss factors, we consider qualitative factors, such as changes in underwriting policies, current economic conditions, delinquency statistics, the adequacy of the underlying collateral and the financial strength of the borrower. The impact of the COVID-19 pandemic on the performance of our loan portfolio in future quarters is unknown, however all of these factors are likely to be affected.

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

Waukesha County contains a diverse cross section of employment sectors, with a mix of services, manufacturing, wholesale/retail trade, federal and local government, health care facilities and finance-related employment. Waukesha County had an estimated population of 407,000 as of April 2020. The Bay View and Mitchell Street neighborhoods of Milwaukee are more urban communities located in the southern portion of the city of Milwaukee.

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

According to S&P Market Intelligence, as of December 31, 2021, our market share was 1.06% of total deposits in Waukesha County, Wisconsin, making us the 20th largest out of 35 banks with branches in Waukesha County. Our market share was 0.14% of total deposits in Milwaukee County, Wisconsin, making us the 21st largest out of 25 banks with branches in Milwaukee County.

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

Since 2016, we have hired a new president and chief executive officer who has extensive commercial lending experience, as well as a new senior vice president of lending and five new loan officers, including three commercial loan officers. We anticipate hiring additional loan officers, including experienced commercial and industrial lenders, as we grow the Company. Additionally, we continually enhance our underwriting policies and procedures. We believe that these enhanced policies and procedures will further our business strategy of growing our commercial real estate and commercial and industrial loan portfolios while maintaining a strong credit and underwriting culture.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated, excluding loans held for sale of $500,000 and $1,708,000 at December 31, 2021 and 2020, respectively.

	At December 31,
	2021		2020
	Amount	Percent	Amount	Percent

	(Dollars in thousands)

Commercial:
Development	$21,396	9.5%	$14,090	6.5%
Real estate	94,830	42.2	87,605	40.2
Commercial and industrial	18,387	8.2	20,758	9.5
Residential real estate and consumer:
One-to-four family owner-occupied	18,158	8.1	30,548	14.0
One-to-four family investor-owned	26,234	11.7	32,638	15.0
Multifamily	42,511	18.9	29,303	13.4
Consumer	3,312	1.4	3,016	1.4

Total loans	224,828	100.0%	217,958	100.0%

Deferred loan costs (fees)	(294)		(424)
Allowance for loan losses	(2,430)		(2,811)

Total loans, net	$222,104		$214,723

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2021. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2022. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

				One-to-four	One-to-four
			Commercial	family	family
	Commercial	Commercial	and	owner-	investor-
	development	real estate	industrial	occupied	owned	Multifamily	Consumer	Total

	(In thousands)

Due During the Years Ending December 31,
2022	$1,995	$7,783	$2,620	$312	$2,525	$1,278	$226	$16,739
2023 to 2026	15,921	75,956	12,720	1,952	16,488	22,751	874	146,662
2027 to 2031	3,480	6,259	3,047	1,606	1,949	17,252	1,711	35,304
2032 and beyond	—	4,832	—	14,288	5,272	1,230	501	26,123

Total	$21,396	$94,830	$18,387	$18,158	$26,234	$42,511	$3,312	$224,828

The following table sets forth the fixed- and adjustable-rate loans at December 31, 2021 that are contractually due after December 31, 2022.

	Due After December 31, 2022
	Fixed	Adjustable	Total

	(In thousands)

Commercial:
Development	$14,637	$4,764	$19,401
Real estate	86,343	704	87,047
Commercial and industrial	11,220	4,547	15,767
Residential real estate and consumer:
One-to-four family owner-occupied	7,784	10,062	17,846
One-to-four family investor-owned	17,911	5,798	23,709
Multifamily	40,004	1,229	41,233
Consumer	613	2,473	3,086
Total	$178,512	$29,577	$208,089

One-to-Four Family Owner-Occupied Residential Real Estate Lending. At December 31, 2021, we had $18.2 million of loans secured by one-to-four family owner-occupied residential real estate, representing 8.1% of our total loan portfolio. In addition, at December 31, 2021, we had $500,000 of residential mortgages held for sale. We originate both fixed-rate and adjustable-rate one-to-four family residential real estate loans. At December 31, 2021, 50.3% of our one-to-four family owner-occupied residential real estate loans were fixed-rate loans and 49.7% of such loans were adjustable-rate loans.

Our fixed-rate one-to-four family residential real estate loans typically have terms of 10 to 30 years and are generally underwritten according to conventional loan underwriting guidelines when the loan balance meets such guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which was $548,250 during 2021 for single-family homes in our market area. We typically sell, servicing-released, our conforming and eligible jumbo fixed-rate one-to-four family owner-occupied residential real estate loans. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans” that we retain in our portfolio. Jumbo loans that we originate typically have 15 to 30 year terms and maximum loan-to-value ratios of 80%. At December 31, 2021, we had $2.8 million in jumbo loans, which represented

15.4% of our one-to-four family owner-occupied residential real estate loans. Our average loan size for jumbo loans was $696,000 at December 31, 2021. Virtually all of our one-to-four family residential real estate loans are secured by properties located in Waukesha County or Milwaukee County, Wisconsin.

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

One-to-Four Family Investor-Owned Residential Real Estate Lending. At December 31, 2021, we had $26.2 million of loans secured by one-to-four family investor-owned residential real estate, representing 11.7% of our total loan portfolio. One-to-four family investor-owned residential real estate loans are underwritten pursuant to our commercial lending underwriting criteria. Generally, we require personal guarantees from the borrowers on these properties, and we will not make loans in excess of 80% loan to value on non-owner-occupied properties.

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

Multifamily Residential Real Estate Loans. At December 31, 2021, multifamily residential real estate loans were $42.5 million, or 18.9%, of our total loan portfolio. Our multifamily residential real estate loans are generally secured by properties consisting of five or more rental units in our market area. In addition to originating these loans, we also purchase and participate in multifamily residential real estate loans from other financial institutions. Such loans are independently underwritten according to our policies and require satisfactory documentation review by our legal counsel before we will purchase or participate in such loans. We believe our enhanced credit underwriting and loan administration policies and procedures should address these risks.

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

At December 31, 2021, our largest multifamily residential real estate loan had an outstanding balance of $5.4 million and was secured by an apartment complex. At December 31, 2021, this loan was performing in accordance with its repayment terms.

Commercial Real Estate Lending. Consistent with our strategy to diversify our loan portfolio and increase our yield, we are focused on increasing our origination of commercial real estate loans. At December 31, 2021, we had $94.8 million in commercial real estate loans, representing 42.2% of our total loan portfolio. Our commercial real estate loans are generally secured by office and industrial buildings, warehouses, small retail facilities and restaurants and other special purpose commercial properties, primarily in southeastern Wisconsin.

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

At December 31, 2021, the average loan size of our outstanding commercial real estate loans was $597,000, and the largest of such loans was a $6.4 million loan secured by senior housing. This loan was performing in accordance with its repayment terms at December 31, 2021.

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

Commercial and Industrial Lending. At December 31, 2021, we had $18.4 million of commercial and industrial loans, representing 8.2% of our total loan portfolio. We originate commercial and industrial loans and lines of credit secured by non-real estate business assets. These loans are generally originated to small businesses in our primary market area. Our commercial and industrial loans are generally used by the borrowers for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment, inventory and accounts receivable. Our commercial and industrial loans are generally term loans with terms of three to seven years and lines of credit with terms of one to two years, with a target loan size of $500,000 to $5.0 million. Our commercial and industrial lines of credit are generally priced on an adjustable-rate basis tied to the prime rate. Term loans are generally priced at a spread over the comparable term Federal Home Loan Bank of Chicago rate. We generally obtain personal guarantees with commercial and industrial loans.

At December 31, 2021, the average loan size of our outstanding commercial and industrial loans was $275,000 and our largest outstanding commercial and industrial loan balance was a $4.3 million loan to a manufacturing company. This loan was performing in accordance with its repayment terms at December 31, 2021.

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

Commercial Development Loans. At December 31, 2021, we had $21.4 million, or 9.5% of our total loan portfolio, in commercial development loans. Our commercial development loans may be made for the construction and development of both one-to-four family residential real estate and commercial real estate projects. Our commercial development loans generally have initial terms of up to 12 months, during which the borrower pays interest only. Upon completion of construction, these loans convert to permanent loans. Our commercial development loans are generally underwritten pursuant to the same guidelines used for originating permanent commercial real estate loans, and have rates and terms comparable to commercial real estate loans that we originate. The maximum loan-to-value of our commercial construction loans is 65% of the lesser of the appraised value of the completed property or the contract price for the land plus the value of the improvements. Before making a commitment to fund a construction loan, we require detailed cost estimates to complete the project and an appraisal of the property by an independent licensed appraiser. Each property is inspected before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method. All borrowers are required to obtain title insurance, property and casualty insurance, and, if the property is determined to be located in a flood zone area, flood insurance. At December 31, 2021, the un-advanced portion of total commercial development loans totaled $8.7 million. At December 31, 2021, our largest commercial development loan had a balance of $4.1 million and was secured by a residential development project and was performing in accordance with its repayment terms.

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

Consumer Lending. To a much lesser extent, we offer a variety of consumer loans to individuals who reside or work in our market area, including home equity lines of credit, new and used automobile loans, boat loans, recreational vehicle loans and loans secured by certificates of deposit. At December 31, 2021, our consumer loan portfolio totaled $3.3 million, or 1.5% of our total loan portfolio. At December 31, 2021, we had $11,000 in unsecured consumer loans.

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

We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. For the years ended December 31, 2021 and 2020, we sold $12.5 million and $22.2 million of one-to-four family owner-occupied residential real estate loans. Subject to market and economic conditions, we intend to continue this sales activity in future periods to generate gain on sale income.

From time to time, we may purchase loan participations secured by properties within and outside of our primary lending market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2021, we had 17 loans with an aggregate balance of $41.6 million in which we were not the lead lender, all of which were performing in accordance with their original repayment terms. We also have participated out portions of loans that exceeded our loans-to-one borrower legal lending limit and for risk diversification. At December 31, 2021, we had participated out portions of two loans with an aggregate amount of $4.4 million.

The following table sets forth our loan origination, purchase, sale and principal repayment activity during the periods indicated.

	Years Ended December 31,
	2021	2020

	(In thousands)

Total loans, including loans held for sale, at beginning of period	$219,666	$191,942

Loans originated:
Commercial development	8,368	3,313
Commercial real estate	19,324	17,604
Commercial and industrial	8,510	10,375
Residential one-to-four family owner-occupied	16,536	18,579
Residential one-to-four family investor-owned	2,775	537
Multifamily	17,411	5,732
Consumer	1,079	337
Total loans originated	74,003	56,477

Loans purchased:
Commercial development	—	414
Commercial real estate	3,000	13,649
Commercial and industrial	4,218	3,065
Residential one-to-four family owner-occupied	—	3,144
Residential one-to-four family investor-owned	—	2,227
Multifamily	11,130	—
Consumer	—	76
Total loans purchased	18,348	22,575

Loans sold:
Commercial real estate	—	—
Residential one-to-four family owner-occupied	(12,456)	(22,263)
Total loans sold	(12,456)	(22,263)

Other:
Principal repayments	(74,233)	(29,065)

Net loan activity	5,662	27,724
Total loans, including loans held for sale, at end of period	$225,328	$219,666

Loan Approval Procedures and Authority

Pursuant to federal law, the aggregate amount of loans that First Federal Bank of Wisconsin is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of First Federal Bank of Wisconsin’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2021, based on the 15% limitation, First Federal Bank of Wisconsin’s loans-to-one-borrower limit was approximately $11.7 million. On the same date, First Federal Bank of Wisconsin had no borrowers with outstanding balances in excess of this amount. At December 31, 2021, our largest loan relationship with one borrower was for $7.5 million, which was secured by multifamily real estate, and the underlying loans were performing in accordance with their repayment terms on that date.

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

Delinquent Loans. The following table sets forth our loan delinquencies by type, by number and by amount of type at the dates indicated.

Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount

(Dollars in thousands)
At December 31, 2021
Commercial:
Development	—	$—	—	$—	—	$—
Real estate	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Residential real estate and consumer:					—
One-to-four family owner-occupied	1	114	—	—	1	114
One-to-four family investor-owned	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	1	$114	—	$—	1	$114

At December 31, 2020
Commercial:
Development	—	$—	—	$—	—	$—
Real estate	1	565	—	—	1	565
Commercial and industrial	—	—	2	704	2	704
Residential real estate and consumer:					—
One-to-four family owner-occupied	2	201	—	—	2	201
One-to-four family investor-owned	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	3	$766	2	$704	5	$1,470

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

Nonperforming loans were $284,000, or 0.13% of total loans, at December 31, 2021 compared to $1.1 million, or 0.49% of total loans, at December 31, 2020.

Troubled Debt Restructurings. Loans are accounted for as troubled debt restructurings when a borrower is experiencing financial difficulties that lead to a restructuring of the loan, and First Federal Bank of Wisconsin grants a concession to the borrower that it would not otherwise consider. These concessions include a modification of terms, such as a reduction of the stated interest rate or loan balance, a reduction of accrued interest, an extension of the maturity date at an interest rate lower than current market rate for a new loan with similar risk, or some combination thereof to facilitate payment. Troubled debt restructurings are considered impaired loans. There were three loans totaling $269,000 added to impaired loans during 2021 and no additional loans were added in 2020.

Loans on non-accrual status at the date of modification are initially classified as non-accrual troubled debt restructurings. At December 31, 2021, we had $269,000 in non-accrual troubled debt restructurings. Our policy provides that troubled debt restructured loans are returned to accrual status after a period of satisfactory and reasonable future payment performance under the terms of the restructuring. Satisfactory payment performance is generally no less than six consecutive months of timely payments. At December 31, 2021, we had $262,000 in accruing troubled debt restructurings.

Nonperforming Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2021	2020

	(In thousands)

Non-accrual loans:
Commercial:
Development	$—	$—
Real estate	112	—
Commercial and industrial	—	792
Residential real estate and consumer:
One-to-four family owner-occupied	172	69
One-to-four family investor-owned	—	206
Multifamily	—	—
Consumer	—	—
Total non-performing loans	284	1,067

Foreclosed assets	—	125
Other non-performing assets	—	—
Total non-performing assets	$284	$1,192

Troubled debt restructurings:
Commercial:
Development	$—	$—
Real estate	112	—
Commercial and industrial	—	824
Residential real estate and consumer:
One-to-four family owner-occupied	—	384
One-to-four family investor-owned	419	206
Multifamily	—	—
Consumer	—	—
Total	$531	$1,414

Ratios:
Total non-performing loans to total loans	0.13%	0.49%
Total non-performing loans to total assets	0.08%	0.31%
Total non-performing assets to total assets	0.08%	0.35%

Foreclosed Assets. Foreclosed assets consist of property acquired through formal foreclosure, in-substance foreclosure or by deed in lieu of foreclosure, and are recorded at the lower of recorded investment or fair value less estimated costs to sell. Write-downs from recorded investment to fair value, which are required at the time of foreclosure, are charged to the allowance for loan losses. After transfer, adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. During the year ended December 31, 2021, no loans were transferred into foreclosed assets. We had $0 and $125,000 of foreclosed assets at December 31, 2021 and 2020, respectively.

Other Loans of Concern. There were no other loans at December 31, 2021 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2021	2020

	(Dollars in thousands)

Balance at beginning of year	$2,811	$2,264
Charge-offs:
Commercial:
Development	—	—
Real estate	—	—
Commercial and industrial	393	—
Residential real estate and consumer:
One-to-four family owner-occupied	—	—
One-to-four family investor-owned	—	—
Multifamily	—	—
Consumer	—	—
Total charge-offs	393	—

Recoveries:
Residential real estate and consumer:
One-to-four family owner-occupied	2	7
One-to-four family investor-owned	10	20
Total recoveries	12	27
Net charge-offs	381	(27)
Provision for loan losses	—	520
Balance at end of year	$2,430	$2,811

Ratios:
Net charge-offs to average loans outstanding	0.18%	(0.01)%
Non-accrual loans to total loans	0.13%	0.49%
Allowance for loan losses to non-performing loans at end of year	855.34%	269.00%
Allowance for loan losses to total loans at end of year	1.08%	1.29%

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

	At December 31,
	2021			2020
			Percent			Percent
			of Loans			of Loans
		Percent of	in		Percent of	in
		Allowance	Category		Allowance	Category
		to	to		to	to
		Total	Total		Total	Total
	Amount	Allowance	Loans	Amount	Allowance	Loans

	(Dollars in thousands)
Commercial:
Development	$273	11.2%	9.5%	$181	6.4%	6.5%
Real estate	942	38.8	42.2	833	29.6	40.2
Commercial and industrial	301	12.4	8.2	820	29.2	9.5
Residential real estate and consumer:					—
One-to-four family owner-occupied	191	7.9	8.1	347	12.3	14.0
One-to-four family investor-owned	279	11.5	11.7	352	12.5	15.0
Multifamily	436	17.9	18.9	273	9.7	13.4
Consumer	8	0.3	1.4	5	0.3	1.4
Total allowance for loan losses	$2,430	100.0%	100.0%	$2,811	100.0%	100.0%

At December 31, 2021, our allowance for loan losses represented 1.08% of total loans and 855.34% of non-performing loans, and at December 31, 2020, our allowance for loan losses represented 1.29% of total loans and 269.00% of non-performing loans. There were $381,000 in net charge-offs during the year ended December 31, 2021 and no net charge-offs during the year ended December 31, 2020.

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

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises and municipal governments, deposits at the Federal Home Loan Bank of Chicago, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities. We also are required to maintain an investment in Federal Home Loan Bank of Chicago stock. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2021.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2021 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All of our investment securities at this date were held as available-for-sale.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield

	(Dollars in thousands)
U.S. government and agency securities	$—	—%	$87	3.35%	$853	2.04%	$88	2.70%	$1,028	$1,040	2.21%
State and political subdivision securities	—	—	2,201	2.40	7,433	2.06	4,655	2.13	14,289	14,624	2.14
Mortgage-backed securities	—	—	4,606	2.35	7,590	2.38	13,256	2.03	25,452	26,056	2.19
Certificates of deposits	250	2.35	500	2.60	—	—	—	—	750	772	2.52
Corporate debt securities	—	—	3,518	1.64	2,303	4.84	—	—	5,821	5,906	2.91
Total securities available for sale	$250	2.35%	$10,912	2.15%	$18,179	2.54%	$17,999	2.06%	$47,340	$48,398	2.22%

U.S. Government and Agency Obligations. At December 31, 2021, we had U.S. government and agency securities totaling $1.0 million, which constituted 2.1% of our securities portfolio. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent we deem appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Corporate Debt Securities. At December 31, 2021, we had corporate debt securities totaling $5.9 million, which constituted 12.2% of our securities portfolio. All of our corporate debt securities are investment grade. These securities generally provide slightly higher yields than U.S. government and agency securities and mortgage-backed securities.

State and Political Subdivision (“Municipal”) Securities. At December 31, 2021, we had municipal securities totaling $14.6 million, which constituted 30.2% of our securities portfolio. Our current municipal securities have a weighted average maturity of 9.0 years. These securities often provide slightly higher after-tax yields than U.S. government and agency securities and mortgage-backed securities, but are not as liquid as other investments, so we typically maintain investments in municipal securities, to the extent appropriate, for generating returns in our investment portfolio.

Mortgage-Backed Securities. At December 31, 2021, we had mortgage-backed securities totaling $26.1 million, which constituted 53.8% of our securities portfolio, including $7.8 million of agency collateralized mortgage obligations (CMOs). Of the $26.1 million of mortgage-backed securities, $7.8 million were commercial and $18.2 million were residential mortgage-backed securities. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Residential mortgage-backed securities typically are collateralized by pools of one-to-four family or multi-family mortgages, although we invest primarily in mortgage-backed securities backed by one-to-four family mortgages. Commercial mortgage-backed securities typically are collateralized by pools of commercial mortgage loans. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as First Federal Bank of Wisconsin. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are either backed by Ginnie Mae, a U.S. government agency, the Small Business Administration or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.

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

Other Equity Securities. We held common stock of the Federal Home Loan Bank of Chicago in connection with our borrowing activities totaling $850,700 at December 31, 2021. The Federal Home Loan Bank of Chicago common stock is carried at cost. We may be required to purchase additional Federal Home Loan Bank of Chicago stock if we increase borrowings in the future. In addition, we held Bankers’ Bank stock totaling $502,600 at December 31, 2021.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for certain of our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. At December 31, 2021, our balance in bank-owned life insurance totaled $10.0 million and was issued by two insurance companies, both of which were rated AA+ by Standard & Poors.

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

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including noninterest-bearing checking accounts, interest-bearing checking accounts, money market accounts, statement savings, health savings and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We may, from time to time, utilize brokered certificates of deposit and online sources as alternative funding. At December 31, 2021, we had $1.5 million of brokered certificates of deposit and online sources. At December 31, 2021, our core deposits, which are deposits other than certificates of deposit, were $199.3 million, representing 78.1% of total deposits. As part of our business strategy, we intend to continue our effort to increase our core deposits through our commercial product offerings.

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

The following tables set forth the distribution of total deposit accounts, by account type, for the periods indicated.

	For the Years Ended December 31,
	2021			2020
	Average		Weighted	Average		Weighted
	Balance	Percent	Average Rate	Balance	Percent	Average Rate

	(Dollars in thousands)
Deposit type:
Noninterest- bearing checking	$57,900	23.54%	—%	$51,802	22.87%	—%
Interest-bearing checking	10,924	4.44	0.31	10,899	4.81	0.40
Money market	77,949	31.70	0.36	70,455	31.11	0.68
Statement savings	34,267	13.93	0.10	31,977	14.12	0.12
Health savings	10,848	4.41	0.15	10,854	4.79	0.20
Certificates of deposit	54,040	21.97	0.84	50,511	22.30	1.77
Total deposits	$245,928	99.99%	0.33%	$226,498	100.00%	0.65%

At December 31, 2021 and 2020, the aggregate amount of all uninsured deposits (deposits in excess of the Federal Deposit Insurance (FDIC) limit of $250,000 per account) was $63.5 million and $32.7 million, respectively. Certificates of deposit in the amount of $250,000 and over was approximately $10.8 million and $9.5 million, respectively. At December 31, 2021 and 2020, we had no deposits that were uninsured for any reason other than being in excess of the FDIC limit.

The following table sets forth, by time remaining until maturity, the large-denomination certificates of deposit of $250,000 and over as of December 31, 2021.

At
December 31,
2021
(In thousands)
Three months or less	$784
Over three months through six months	3,579
Over six months through one year	4,957
Over one year	1,525
Total	$10,845

Borrowed Funds. We may obtain advances from the Federal Home Loan Bank of Chicago upon the security of our capital stock in the Federal Home Loan Bank of Chicago and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile. At December 31, 2021, we had $6.5 million in advances from the Federal Home Loan Bank of Chicago. At December 31, 2021, our available and unused portion of this borrowing agreement based on the amount of FHLB stock owned was $16.0 million.

Additionally, at December 31, 2021 we had a $7.0 million federal funds rate line of credit with the Bankers’ Bank of Wisconsin, of which $0 was drawn at December 31, 2021. We also have the authority to borrow through the Federal Reserve’s Discount Window.

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

Personnel

As of December 31, 2021, we had 53 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

As a savings and loan holding company, FFBW, Inc. is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve Board. FFBW, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

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

Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). First Federal Bank of Wisconsin exercised its AOCI opt-out election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

The federal banking agencies have developed a “Community Bank Leverage Ratio (CBLR)” (the ratio of Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion that meet certain qualifying criteria. A “qualifying community bank” that exceeds this ratio will be deemed compliant with all other capital requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum Community Bank Leverage Ratio at not less than 8% and not more than 10%, and as of January 1, 2022, it is set at 9%.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by “readily marketable collateral,” which generally includes certain financial instruments (but not real estate). As of December 31, 2021, First Federal Bank of Wisconsin was in compliance with the loans-to-one borrower limitations.

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

At December 31, 2021, First Federal Bank of Wisconsin met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10.0%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%.

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

A savings association that fails the QTL test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2021, First Federal Bank of Wisconsin satisfied the QTL test.

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

Federal Home Loan Bank System. First Federal Bank of Wisconsin is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Chicago, First Federal Bank of Wisconsin is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2021, First Federal Bank of Wisconsin was in compliance with this requirement.

Final Federal Regulation. Effective July 1, 2019, the Office of the Comptroller of the Currency issued a final rule implementing a section of the Economic Growth, Relief and Consumer Protection Act that permits an eligible federal savings association with total consolidated assets of $20 billion or less as of December 31, 2017, to elect to operate with national bank powers without converting to a national bank charter. An eligible savings association is a federal savings association that: (1) is well capitalized; (2) has a CAMELs composite rating of 1 or 2; (3) has a consumer compliance rating of 1 or 2; (4) has a Community Reinvestment Act rating of “outstanding” or “satisfactory,” if applicable; and (5) is not subject to an enforcement action. At December 31, 2021, First Federal Bank of Wisconsin had not made such an election.

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

ITEM 1B.      Unresolved Staff Comments

None.

ITEM 2.        Properties

As of December 31, 2021, the net book value of our real properties, including land, was $4.5 million. The following is a list of our offices:

		Year	Net Book Value of
		Acquired	Real
Location	Leased or Owned	or Leased	Property
			(In thousands)
Home Banking Office

1617 East Racine Avenue	Leased	2017	—
Waukesha, Wisconsin 53186

Branch Offices:

Brookfield Office	Owned	2015	3,782
1360 South Moorland Road
Brookfield, Wisconsin 53005

West Office	Owned	1984	150
1801 Summit Avenue
Waukesha, Wisconsin 53188

Bay View Office	Leased	2017	—
3974 South Howell Avenue
Milwaukee, Wisconsin 53207

Historic Mitchell Street Office	Owned	2020	613
1039 West Mitchell Street
Milwaukee, Wisconsin 53204

ITEM 3.        Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2021, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.        Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market, Holder and Dividend Information. The Company’s common stock is listed on the NASDAQ Capital Market under the symbol “FFBW.” The approximate number of holders of record of FFBW common stock as of March 18, 2021, was 606. Certain shares of FFBW, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

(b)   Report of Offering of Securities and Use of Proceeds Therefrom. Not applicable.

(c)   Securities Authorized for Issuance Under Equity Compensation Plans. At December 31, 2021, there were no compensation plans under which equity securities of FFBW, Inc. were authorized for issuance other than the Equity Incentive Plans. See Part III, Item 12.

ITEM 6.        [Reserved.]

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

Our current business strategy consists of the following:

●	Grow organically while managing operating expense and risk. As a result of our executive management team and infrastructure, increased loan personnel and enhanced loan policies and procedures and credit administration processes, and given our attractive market area, we believe we are well-positioned to increase the size of our balance sheet without a proportional increase in overhead expense or operating risk.
●	Grow through opportunistic bank or branch acquisitions or de novo branching. In addition to our expected organic growth, we intend to pursue a business strategy to grow through whole bank and/or branch acquisitions, in each case where we believe the acquisition would enhance over a relatively short period of time the value of our franchise and yield potential financial benefits for our stockholders. Although we believe opportunities exist to increase our market share in our historical markets, we expect to continue to expand into nearby markets in southeastern and south central Wisconsin. We will consider expanding our branch network by establishing new (“de novo”) branches and/or adding loan production offices. We believe that the capital raised in the 2020 offering provides us the opportunity to make additional acquisitions of other financial institutions or branches thereof, and will help fund improvements in our operating facilities, credit reporting and customer delivery services in order to enhance our competitiveness. Our board of directors has a Mergers & Acquisitions Committee in order to enhance our ability to review and assess future merger and acquisition opportunities. Additionally, we believe that our experienced management team, led by our president and chief executive officer Edward H. Schaefer, will enable us to seek and review these opportunities in an efficient and prudent manner.
●	Grow our loan portfolio prudently with a focus on diversifying the portfolio, particularly in commercial real estate and commercial and industrial lending. Our principal business activity historically has been the origination of residential mortgage loans for retention in our loan portfolio, and we intend to retain our presence as a mortgage lender in our market area. In recent years, we believe that we have implemented a stronger sales culture in our institution and we intend to continue to increase our emphasis on the origination of commercial real estate and commercial and industrial loans. Since 2016 we have added five new loan officers, including three commercial loan officers, and a senior vice president of lending and we intend to add additional lenders as we grow the Company. Additionally, in recent years we have conducted an extensive review of, and have enhanced, our credit, underwriting, information technology and compliance operations. We believe all of these actions have properly positioned our institution to achieve prudent, organic and consistent growth in the future. The capital we raised in our stock offering which closed in January 2020 will continue to support an increase in our lending limits, which will enable us to originate larger loans to new and existing customers.
●	Continue to increase core deposits, with an emphasis on low cost commercial demand deposits. We seek core deposits to provide a stable source of funds to support loan growth at costs consistent with improving our net interest rate spread and margin. Core deposits also help us maintain loan-to-deposit

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
●	Manage credit risk to maintain a low level of non-performing assets. We believe strong asset quality is a key to our long-term financial success. Our strategy for credit risk management focuses on having an experienced team of credit professionals, well-defined policies and procedures, appropriate loan underwriting criteria and active credit monitoring. In recent years we have conducted an extensive review of, and have enhanced, our credit, underwriting and loan processing policies and procedures. Our nonperforming assets to total assets ratio was 0.08% at December 31, 2021, compared to 0.35% at December 31, 2020. We will continue to increase our investment in our credit review function, both in personnel as well as ancillary systems, as necessary, in order to be able to evaluate more complex loans and better manage credit risk, which will also support our intended loan growth.

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

Comparison of Financial Condition at December 31, 2021 and December 31, 2020

Total Assets. Total assets increased $18.1 million, or 5.3%, to $357.1 million at December 31, 2021 from $339.0 million at December 31, 2020. The increase was primarily a result of increases in net loans of $7.4 million and an increase in cash and cash equivalents of $25.5 million offset, in part, by a decrease in available for sale securities of $15.8 million.

Cash and cash equivalents. Cash and cash equivalents increased $25.5 million, or 61.5%, to $67.0 million at December 31, 2021 from $41.5 million at December 31, 2020. The increase was a result of deposit growth.

Net Loans. Net loans increased $7.4 million, or 3.4%, to $222.1 million at December 31, 2021 from $214.7 million at December 31, 2020. The increase resulted from net of increase in commercial real estate loans of $7.2 million, or 8.2%, commercial development loans of $7.3 million, or 51.9%, multifamily loans of $13.2 million, or 45.1% and consumer loans of $296,000, or 9.8% offset by decreases of $2.4 million, or 11.4% in commercial and industrial loans, $12.4 million, or 40.6% in one-to-four family owner-occupied and $6.4 million, or 19.6% in one-to-four family investor-owned loans.

During the years ended December 31, 2021 and 2020, we sold $12.5 million and $22.3 million, respectively, of one-to-four family owner-occupied residential real estate loans, on a servicing-released basis. Subject to market and economic conditions, management intends to continue this sales activity in future periods to generate gain on sale of loans income.

Available for sale securities. Available for sale securities decreased $15.8 million, or 24.7%, to $48.4 million at December 31, 2021 from $64.2 million at December 31, 2020 as maturing funds were not reinvested in these types of securities.

Premises and equipment. Premises and equipment decreased $88,000, or 1.6%, to $5.5 million at December 31, 2021 from $5.6 million at December 31, 2020 as a result of ordinary depreciation.

Other equity investments. Other equity investments increased $74,000, or 5.8%, to $1.4 million at December 31, 2021 from $1.3 million at December 31, 2020. The increase was a result of an increase in the market value of Bankers’ Bank stock.

Deposits. Deposits increased $28.8 million, or 12.7%, to $255.3 million at December 31, 2021 from $226.5 million at December 31, 2020. Non-interest-bearing checking accounts increased $2.4 million, or 4.7%, to $54.2 million from $51.8 million at December 31, 2020, interest-bearing checking accounts increased $2.0 million, or 18.0%, to $12.9 million at December 31, 2021 from $10.9 million at December 31, 2020, money market accounts increased $17.1 million, or 24.3%, to $87.6 million at December 31, 2021, compared to $70.5 million at December 31, 2020, statement savings accounts increased $2.0 million, or 6.2% to $34.0 million from $32.0 million at December 31, 2020 and certificates of deposit increased $5.5 million, or 10.8% to $56.0 million at December 31, 2021 from $50.5 million at December 31, 2020. Partially offsetting these increases, health savings accounts decreased $246,000, or 2.3%, to $10.6 million as of December 31, 2021 from $50.5 million as of December 31, 2020. Included in the certificates of deposit were brokered deposits of $1 million as of December 31, 2021 and December 31, 2020. The percentage increase in deposits during 2021 was larger than normal due to several factors, primarily as a result of excessive amounts of liquidity in the market provided through government stimulus in response to COVID-19.

Borrowings. Borrowings, consisting entirely of FHLB advances, totaled $6.5 million at December 31, 2021 compared to $7.5 million at December 31, 2020. The aggregate cost of outstanding advances from the FHLB was 0.7% at December 31, 2021.

Other liabilities. Other liabilities decreased $319,000, or 20.4%, to $1.2 million at December 31, 2021 from $1.6 million at December 31, 2020.

Total Equity. Total equity decreased $9.3 million, or 9.0%, to $94.0 million at December 31, 2021 from $103.3 million at December 31, 2020. The decrease resulted primarily from stock repurchases of $11.3 million offset in part by net income of $2.0 million.

Comparison of Operating Results for the Years Ended December 31, 2021 and December 31, 2020

General. We had net income of $2.0 million for the year ended December 31, 2021, compared to net income of $1.8 million for the year ended December 31, 2020, an increase of $152,000, or 8.3%. The increase in net income was the net effect of an increase in net interest income after provision for loan losses of $1.4 million, or 15.4%, and an increase in noninterest income of $94,000, or 8.2%, offset in part by an increase in noninterest expense of $1.3 million, or 16.2%.

Interest and dividend income. Interest and dividend income increased $239,000, or 2.1%, to $11.4 million for the year ended December 31, 2021 from $11.1 million for the year ended December 31, 2020. The increase was primarily attributable to a $498,000 increase in interest and fees on loans, partially offset by a decrease in interest on available for sale securities of $201,000.

Interest Expense. Interest expense decreased $629,000, or 38.9%, to $989,000 for the year ended December 31, 2021, from $1.6 million for the year ended December 31, 2020. Interest expense on interest-bearing deposits decreased $496,000, or 34.6%, year to year. The average cost of our interest-bearing deposits decreased 51 basis points to 0.50% from 1.01%, while the average balance of interest-bearing deposits increased by $45.6 million, or 32.0%, during the same period. Interest expense on borrowings, consisting entirely of FHLB advances, decreased $133,000, or 72.7%, to $50,000 during the year ended December 31, 2021 from $183,000 during the year ended December 31, 2020, as the average balance of borrowings decreased $6.8 million to $7.0 million for the 2021 period from $13.8 million for 2020, and the cost of borrowings decreased 61 basis points to 0.72% for 2021 from 1.3% for 2020.

Provision for Loan Losses. We recorded no provision for loan losses for the year ended December 31, 2021, compared to a $520,000 provision for the year ended December 31, 2020. The allowance for loan losses was $2.4 million, or 1.08% of total loans at December 31, 2021, compared to $2.8 million, or 1.29% of total loans, at December 31, 2020. Classified (substandard, doubtful and loss) loans decreased to $334,000 at December 31, 2021 from $992,000 at December 31, 2020. Total nonperforming loans were $284,000 at December 31, 2021 and $1.1 million at December 31, 2020. There were $381,000 of net charge-offs for the year ended December 31, 2021, compared to net recoveries of $27,000 for the prior year period. At December 31, 2021, $170,000, or 59.7%, of the nonperforming loans were contractually current.

Noninterest Income. Noninterest income increased $94,000, or 8.2%, to $1.2 million for the year ended December 31, 2021 from $1.1 million for the year ended December 31, 2020. The increase was primarily due to an increase in service charges on deposit accounts of $219,000, an increase in cash surrender value of bank owned life insurance of $52,000 and recognition of a CDFI grant of $86,000 originally awarded to Mitchell Bank, offset, in part, by a decrease in gains on sale of mortgage loans of $258,000.

Noninterest Expense. Noninterest expense increased $1.3 million, or 16.2%, to $9.0 million for the year ended December 31, 2021 from $7.7 million for the year ended December 31, 2020. The increase was due primarily to increases in salary and benefit expense of $856,000, occupancy and equipment expense of $142,000, data processing and technology expense of $142,000 for the year ended December 31, 2021 over the year ended December 31, 2020. The increases resulted primarily from the acquisition and conversion of Mitchell Bank.

Income Tax Expense. We recorded an income tax expense of $646,000 for the year ended December 31, 2021 compared to $566,000 for the year ended December 31, 2020, an increase of $80,000, or 14.1%, due to an increase in income before income taxes of $232,000.

Average balances and yields. The following table sets forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	For the Year Ended December 31,
	2021			2020
	Average			Average
	Outstanding			Outstanding		Yield/
	Balance	Interest	Yield/ Rate	Balance	Interest	Rate

	(in thousands)			(in thousands)
Interest-earning assets:
Loans(1)	$209,175	$10,268	4.91%	$205,351	$9,770	4.76%
Available for sale securities	53,453	1,001	1.87%	58,387	1,202	2.06%
Interest-bearing deposits	58,795	72	0.12%	8,097	109	1.35%
Other equity investments	1,316	23	1.75%	1,039	44	4.23%
Total interest-earning assets	322,739	11,364	3.52%	272,874	11,125	4.08%
Noninterest-earning assets	27,741			17,964
Allowance for loan losses	(2,621)			(2,762)
Total assets	$347,859			$288,076

Interest-bearing liabilities:
Demand accounts	$10,924	34	0.31%	$7,781	31	0.40%
Money market accounts	77,949	284	0.36%	52,367	354	0.68%
Savings accounts	34,267	36	0.11%	14,437	18	0.12%
Health savings accounts	10,848	16	0.15%	10,926	22	0.20%
Certificates of deposit	54,040	569	1.05%	56,954	1,010	1.77%
Total interest-bearing deposits	188,028	939	0.50%	142,465	1,435	1.01%
Borrowings	6,968	50	0.72%	13,806	183	1.33%
Total interest-bearing liabilities	194,996	989	0.51%	156,271	1,618	1.04%
Noninterest-bearing deposits	73,193			30,091
Other non-interest bearing liabilities	2,697			28,679
Total liabilities	270,886			215,041
Equity	76,973			73,035
Total liabilities and equity	$347,859			$288,076
Net interest income		10,375			9,507
Net interest rate spread(2)			3.01%			3.04%
Net interest-earning assets(3)	127,743			116,603
Net interest margin(4)			3.21%			3.48%
Average of interest-earning assets to interest-bearing liabilities	165.51%			174.62%

(1)	Commercial loan fees represented $997 and $779 of total loan interest income at December 31, 2021 and 2020, respectively.

(2) Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by total interest-earning assets.

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

	For Year Ended December 31,
	2021 vs. 2020
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$182	$316	$498
Available for sale securities	(102)	(99)	(201)
Interest-bearing deposits	682	(719)	(37)
Other equity investments	12	(33)	(21)
Total interest-earning assets	$774	$(535)	$239

Interest-bearing liabilities:
Demand accounts	$13	$(10)	$3
Money market accounts	173	(243)	(70)
Savings accounts	25	(7)	18
Health savings accounts	—	(6)	(6)
Certificates of deposit	(52)	(389)	(441)
Total deposits	$159	$(655)	$(496)
Borrowings	(91)	(42)	(133)
Total interest-bearing liabilities	68	(697)	(629)
Change in net interest income	$706	$162	$868

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

The tables below set forth, as of December 31, 2021, the estimated changes in our NPV that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		Estimated Increase		NPV as a Percentage of Present
Change in		(Decrease) in NPV		Value of Assets (3)
Interest					Increase
Rates (basis	Estimated			NPV	(Decrease)
points) (1)	NPV (2)	Amount	Percent	Ratio (4)	(basis points)
(Dollars in thousands)
300	$84,117	$(1,058)	(1.24)%	24.91%	1.05%
200	85,324	149	0.17%	24.77%	0.91
100	85,629	454	0.53%	24.40%	0.54
—	85,175	—	—%	23.86%	—
-100	81,809	(3,366)	(3.95)%	22.66%	(1.20)
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The tables above indicate that at December 31, 2021, in the event of a 100 basis point decrease in interest rates, we would have experienced a 3.95% decrease in NPV. In the event of a 200 basis point increase in interest rates at December 31, 2021, we would have experienced a 0.17% increase in NPV.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB-Chicago. At December 31, 2021, we had $6.5 million outstanding in advances from the FHLB-Chicago. At December 31, 2021 we had $16.0 million available additional FHLB-Chicago advances based on the FHLB stock owned.

Additionally, at December 31, 2021 we had a $7 million federal funds rate line of credit with the Bankers’ Bank of Wisconsin, of which $0 was drawn at December 31, 2021.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $4.7 million and $1.8 million for the years ended December 31, 2021 and 2020, respectively. Net cash provided by investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans, the sale of securities and proceeds from maturing securities, pay downs on securities and cash received from acquisitions, was $4.6 million and $13.9 million for the years ended December 31, 2021 and 2020, respectively. Net cash provided by (used in) financing activities, consisting of activity in deposit accounts and FHLB advances, was $16.5 million and ($13.6 million) for the years ended December 31, 2021 and 2020, respectively.

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

At December 31, 2021, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $75.6 million, or 21.4% of adjusted total assets, which is above the well-capitalized required level of $17.7 million, or 5.0%; and total risk-based capital of $78.0 million, or 30.6% of risk-weighted assets, which is above the well-capitalized required level of $25.5 million, or 10.0%. Management is not aware of any conditions or events since December 31, 2021, that would change our category.

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

Capital Expenditures. In the ordinary course of our operations, we incur capital expenditures related to the maintenance of our facilities.

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

ITEM 8.          Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are presented in this Annual Report on Form 10-K beginning at page F-2.

ITEM 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.       Controls and Procedures

(a)    An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2021. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

As of December 31, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework of 2013. Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2021 is effective using these criteria.

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

During the year ended December 31, 2021, there were no changes made in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)          Securities Authorized for issuance under Stock-Based Compensation Plans

The following table sets forth information as of December 31, 2021 with respect to compensation plans under which shares of our common stock may be issued:

Number of Shares
Remaining
Available
for Future
Issuance
	Number of Shares to		Under Equity
	be Issued upon	Weighted	Compensation
	Exercise of	Average Exercise	Plans
	Outstanding	Price of	(Excluding Shares
	Options,	Outstanding	Reflected in the
	warrants and	Options, warrants	first
Plan Category	rights	and rights	column)(1)
Equity compensation plans approved by stockholders	316,875	10.73	675,650
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	316,875	10.73	675,650
(1)	Includes unexercised options and unissued restricted shares.

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

PART IV

ITEM 15.         Exhibits and Financial Statement Schedules

(a)(1)     Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated balance Sheets as of December 31, 2021 and 2020

(C)	Consolidated Statements of Operations for the years ended December 31, 2021 and 2020

(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020

(E)	Consolidated Statements of Changes in Equity for the years ended December 31, 2021 and 2020

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020

(G)	Notes to Consolidated Financial Statements.

(a)(2)     Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)    Exhibits

3.1	Amended and Restated Articles of Incorporation of FFBW(1)
3.2	Bylaws of FFBW(2)
4.1	Form of Common Stock Certificate of FFBW(2)
4.2	Description of FFBW’s Securities(3)
10.1	Amended and Restated Employment Agreement with Edward H. Schaefer(4)
10.2	Deferred Compensation Agreement with Edward H. Schaefer(5)
10.3	Amended and Restated Deferred Compensation Agreement with Gary Riley(5)
10.4	Split-Dollar Life Agreement with Edward H. Schaefer(6)
10.6	FFBW, Inc. 2018 Equity Incentive Plan(8)
10.7	FFBW, Inc. 2021 Equity Incentive Plan(9)
10.8	Employment Agreement with Steven L. Wierschem(10)
21	Subsidiaries(3)
23	Consent of Wipfli LLP (U.S. PCAOB Auditor Firm ID 344)
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS Inline XBRL Instance Document
101.SCH Inline XBRL Taxonomy Extension Schema Document
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 Cover page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference to pre-effective amendment No. 1 to the Registration Statement on Form S-1 (file no. 333-233740), filed on November 1, 2019.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 26, 2020.
(3)	Incorporated by reference to the footnote on Form 10-K for the year ended December 31, 2019, filed on March 26, 2020.
(4)	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-233740), filed on September 13, 2019.
(5)	Incorporated by reference to the Current Report on Form 8-K filed on January 16, 2020.
(6)	Incorporated by reference to Exhibit 10.4 the Registration Statement on Form S-1 (file no. 333-218736), filed by FFBW, Inc., a federal corporation, on June 14, 2017.
(7)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by FFBW, Inc., a federal corporation, on October 17, 2018.
(8)	Incorporated by reference to Appendix A of the Proxy Statement of FFBW, Inc., a federal corporation, filed on October 17, 2018
(9)	Incorporated by reference to the Proxy Statement of FFBW, Inc., filed on April 23, 2021.
(10)	Incorporated by reference to the Current Report on Form 8-K filed September 30, 2021.

ITEM16.         Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of FFBW, Inc. Brookfield, Wisconsin

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FFBW, Inc. (the "Company") as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ Wipfli LLP

Wipfli LLP

We have served as the Company's auditor since 2015.

Milwaukee, Wisconsin

March 24, 2022

FFBW, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,	December 31,
	2021	2020
Assets
Cash and due from banks	$52,483	$41,454
Fed funds sold	14,519	25
Cash and cash equivalents	67,002	41,479
Available for sale securities, stated at fair value	48,398	64,243
Loans held for sale	500	1,708
Loans, net of allowance for loan and lease losses of $2,430 and $2,811, respectively	222,104	214,723
Premises and equipment, net	5,506	5,594
Foreclosed assets	—	125
Other equity investments	1,353	1,279
Accrued interest receivable	813	995
Cash value of life insurance	10,029	7,272
Other assets	1,372	1,554
TOTAL ASSETS	$357,077	$338,972

Liabilities and Equity

Deposits	$255,250	$226,498
Advance payments by borrowers for taxes and insurance	102	127
FHLB advances	6,500	7,500
Accrued interest payable	7	17
Other liabilities	1,246	1,565
Total liabilities	$263,105	$235,707
Preferred stock ($0.01 par value, 50,000,000 authorized, no shares issued or outstanding as of December 31, 2021 and December 31, 2020, respectively)	$—	$—
Common stock ($0.01 par value, 100,000,000 authorized, 6,734,970 and 7,695,214 issued and outstanding as of December 31, 2021 and December 31, 2020, respectively)	67	77
Additional paid in capital	58,273	69,090
Unallocated common stock of Employee Stock Ownership Plan ("ESOP") (550,509 and 581,093 shares at December 31, 2021 and December 31, 2020, respectively)	(5,506)	(5,811)
Retained earnings	40,365	38,382
Accumulated other comprehensive income, net of income taxes	773	1,527
Total equity	$93,972	$103,265
TOTAL LIABILITIES AND EQUITY	$357,077	$338,972

See accompanying notes to financial statements.

FFBW, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	Years ended December 31,

	2021	2020
Interest and dividend income:
Loans, including fees	$10,268	$9,770
Securities
Taxable	814	1,058
Tax-exempt	187	144
Other	95	153

Total interest and dividend income	11,364	11,125

Interest expense:
Interest-bearing deposits	939	1,435
Borrowed funds	50	183

Total interest expense	989	1,618

Net interest income	10,375	9,507
Provision for loan losses	—	520

Net interest income after provision for loan losses	10,375	8,987

Noninterest income:
Service charges and other fees	473	254
Net gain on sale of loans	237	495
Net gain on sale of securities	—	15
Increase in cash surrender value of insurance	257	205
Other noninterest income	269	173

Total noninterest income	1,236	1,142

Noninterest expense:
Salaries and employee benefits	5,207	4,351
Occupancy and equipment	1,045	903
Data processing	1,067	991
Technology	277	211
Foreclosed assets	—	4
Professional fees	444	526
Other noninterest expense	942	746

Total noninterest expense	8,982	7,732

Income before income taxes	2,629	2,397
Provision for income taxes	646	566

Net income	$1,983	$1,831

Earnings per share
Basic	$0.31	$0.26
Diluted	$0.31	$0.26

See accompanying notes to financial statements.

FFBW, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years ended December 31,

	2021	2020
Net income	$1,983	$1,831
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	(1,050)	1,652
Reclassification adjustment for (gains) losses realized in net income	—	(15)
Other comprehensive income (loss) before tax effect	(1,050)	1,637
Tax effect of other comprehensive income (loss) items	296	(454)
Other comprehensive income (loss), net of tax	(754)	1,183
Comprehensive income	$1,229	$3,014

See accompanying notes to financial statements.

FFBW, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands, except share data)

				Unallocated		Accumulated
	Number		Additional	Common		Other
	of	Common	Paid-In	Stock of	Retained	Comprehensive	Treasury
	Shares	Stock	Capital	ESOP	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2019	7,702,478	$67	$28,672	$(2,303)	$36,551	$344	$(1,461)	$61,870
Corporate Reorganization:
Conversion of FFBW, Inc. (net of costs of $1.2 million)	2,397	10	41,490	—	—	—	—	41,500
Purchase of 341,485 shares of ESOP	—	—	—	(3,814)	—	—	—	(3,814)
Treasury stock retired	—	—	(1,461)	—	—	—	1,461	—
Contribution of FFBW, MHC	—	—	99	—	—	—	—	99
2020 Activity:			—
Net income	—	—	—	—	1,831	—	—	1,831
ESOP shares committed to be released (30,584 shares)	—	—	316	—	—	—	—	316
Stock based compensation expense	(9,661)	—	(26)	306	—	—	—	280
Other comprehensive income	—	—	—	—	—	1,183	—	1,183
Balance at December 31, 2020	7,695,214	$77	$69,090	$(5,811)	$38,382	$1,527	$—	$103,265

Balance at December 31, 2020	7,695,214	$77	$69,090	$(5,811)	$38,382	$1,527	$—	$103,265
Net income	—	—	—	—	1,983	—	—	1,983
ESOP shares committed to be released (30,584 shares)	—	—	42	305	—	—	—	347
Stock based compensation expense	17,231	—	379	—	—	—	—	379
Stock options exercised	1,027	—	20	—		—	—	20
Repurchase of common stock	(978,502)	(10)	(11,258)	—	—	—	—	(11,268)
Other comprehensive loss	—	—	—	—	—	(754)	—	(754)
Balance at December 31, 2021	6,734,970	$67	$58,273	$(5,506)	$40,365	$773	$—	$93,972

See accompanying notes to financial statements.

FFBW, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended
	December 31,
	2021	2020
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$1,983	$1,831
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	520
Depreciation	293	298
Net accretion of loan portfolio discount and deposit premium	(232)	(47)
Net amortization on securities available for sale	507	389
(Gain) loss on sales and impairments of foreclosed assets	3	(11)
(Gain) loss on sale of available for sale securities	—	(15)
Increase in cash surrender value of life insurance	(257)	(205)
Increase in value of Bankers Bank stock	(74)	(19)
ESOP compensation	347	279
Stock based compensation	393	316
Changes in operating assets and liabilities:
Accrued interest receivable	182	(186)
Loans held for sale	1,208	(1,508)
Other assets	343	(19)
Accrued interest payable	(10)	(72)
Other liabilities	(319)	274
Net cash provided by operating activities	$4,367	$1,825
Cash flows from investing activities:
Proceeds from sales of available for sale securities	$3	$1,017
Maturities, calls, paydowns on available for sale securities	18,580	15,630
Purchases of available for sale securities	(4,280)	(24,314)
Net change in loans	(7,041)	(11,941)
Purchases of premises and equipment	(207)	(56)
Purchase of FHLB stock	—	(251)
Purchase of life insurance	(2,500)	—
Cash acquired from acquisitions	—	33,280
Proceeds from sale of foreclosed assets	122	442
Cash received in MHC merger	—	99
Net cash provided by (used in) investing activities	$4,677	$13,906
Cash flows from financing activities:
Net change in deposits and advance payments	$28,727	$(47,315)
Repayments of FHLB advances	(6,000)	(21,000)
Proceeds from FHLB advances	5,000	17,000
Repurchase of common stock	(11,268)	—
Exercise of stock options	20	—
Purchase of shares of ESOP	—	(3,814)
Net proceeds from issuance of common stock	—	41,500
Net cash (used in) provided by financing activities	$16,479	$(13,629)
Net change in cash and cash equivalents	$25,523	$2,102
Cash and cash equivalents at beginning	41,479	39,377
Cash and cash equivalents at end	$67,002	$41,479

Supplemental Cash Flow Disclosures:
Cash paid for interest	$990	$1,560
Cash paid for income taxes	400	1,471
Loans transferred to foreclosed assets	—	347
Net equity from business combination (see Note 21)	—	4,985

See accompanying notes to financial statements

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

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

The Conversion was conducted pursuant to the MHC’s Plan of Conversion. The Plan of Conversion provided for the establishment, upon the completion of the Conversion, of special “liquidation accounts” for the benefit of certain depositors of the Bank in an amount equal to the MHC’s ownership interest in the stockholders’ equity of the Company as of the date of the latest balance sheet contained in the prospectus plus the MHC’s net assets (excluding its ownership of the Company). According to the plan of Conversion, the Company and the Bank will not be permitted to pay dividends on their capital stock if the shareholders' equity of New FFBW, or the shareholder's equity of the Bank, would be reduced below the amount of the liquidation accounts. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation accounts. Direct costs of the Conversion and public offering totaling $1,152 were recorded directly to equity as a reduction of the proceeds from the shares sold in the public offering.

On December 31, 2020, we completed the acquisition of substantially all the assets and substantially all the liabilities of Mitchell Bank, a Wisconsin-chartered commercial bank headquartered in Milwaukee, Wisconsin. For additional information on the impact of the acquisition, refer to Note 21 – Business Combinations.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

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

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

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

Years Ended December 31, 2021 and 2020

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

Years Ended December 31, 2021 and 2020

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

Years Ended December 31, 2021 and 2020

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

Other Equity Investments

Other Equity Investments consist of Federal Home Loan Bank (“FHLB”) stock and Bankers’ Bank stock. The Company's investment in the FHLB stock is carried at cost, which approximates fair value. The Company is required to hold the stock as a member of the FHLB, and transfer of the stock is substantially restricted. The stock is evaluated for impairment on an annual basis. The Company is required to adjust through income its reported value of Bankers’ Bank stock, which is considered an equity security without a readily determinable market value, if a comparable transaction is observed.

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

Years Ended December 31, 2021 and 2020

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

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

(Dollars in thousands, except share data)

Reclassifications

Certain reclassifications have been made to the 2020 consolidated financial statements to conform to the 2021 classifications.

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

The following Accounting Standards Updates (ASUs) have been issued by the Financial Accounting and Standards Board (FASB) and may impact the Company's financial statements in future reporting periods:

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

The new standard is effective for the Company on January 1, 2022, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) the new standard's effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company expects to adopt

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

(Dollars in thousands, except share data)

the new standard on January 1, 2022 using the effective date as its date of initial application. The Company will record a right of use asset and corresponding lease obligation at January 1, 2022.

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

The following table presents the earnings per share calculations for the years ended December 31:

	Years ended December 31,

	2021	2020
Net income	$1,983	$1,831
Basic potential common shares
Weighted average shares outstanding	7,015,476	7,614,517
Weighted average unallocated Employee Stock Ownership Plan Shares	(565,865)	(596,453)
Basic weighted average shares outstanding	6,449,611	7,018,064
Dilutive potential common shares	2,551	223
Dilutive weighted average shares outstanding	6,452,162	7,018,287

Basic earnings per share	$0.31	$0.26
Diluted earnings per share	$0.31	$0.26

NOTE 3 - Cash and Due from Banks

Effective March 12, 2021, the Federal Reserve’s board of directors approved the final rule reducing the required reserve rations to zero percent, effectively eliminating the requirement to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. This reduction in the required reserves does not have a defined timeframe and may be revised by the Federal Reserve’s board in the future. The Company’s total required reserve was $0 as of December 31, 2021 and 2020.

The Company is required to maintain reserve balances, in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. Per Federal Reserve Board announcement on March 15, 2020, the Board reduced reserve requirements ratios to 0% effective March 26, 2020. As such, the total required reserve balance as of December 31, 2021 was $0. The required reserve balance as of December 31, 2020 was $0.

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

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

(Dollars in thousands, except share data)

NOTE 4 – Available for Sale Securities

Amortized costs and fair values of available for sale securities are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2021
Obligations of the US government and US government sponsored agencies	$1,028	$19	$(7)	$1,040
Obligations of states and political subdivisions	14,289	376	(41)	14,624
Mortgage-backed securities	25,452	658	(54)	26,056
Certificates of deposit	750	22	-	772
Corporate debt securities	5,821	111	(26)	5,906
Total available for sale securities	$47,340	$1,186	$(128)	$48,398

December 31, 2020
Obligations of the US government and US government sponsored agencies	$717	$37	$—	$754
Obligations of states and political subdivisions	15,012	612	(19)	15,605
Mortgage-backed securities	36,347	1,361	(28)	37,680
Certificates of deposit	7,880	57	—	7,937
Corporate debt securities	2,179	92	(4)	2,267
Total available for sale securities	$62,135	$2,159	$(51)	$64,243

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

The following table presents the portion of the Company’s portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2021
Obligations of the US government and US government sponsored agencies	$497	$(7)	$—	$—	$497	$(7)
Obligations of states and political subdivisions	3,129	(10)	937	(31)	4,066	(41)
Mortgage-backed securities	4,116	(24)	1,881	(30)	5,997	(54)
Corporate debt securities	2,874	(26)	—	—	2,874	(26)
Total	$10,616	$(67)	$2,818	$(61)	$13,434	$(128)
December 31, 2020
Obligations of states and political subdivisions	$1,543	$(19)	$—	$—	$1,543	$(19)
Mortgage-backed securities	4,140	(21)	736	(7)	4,876	(28)
Corporate debt securities	849	(4)	—	—	849	(4)
Total	$6,532	$(44)	$736	$(7)	$7,268	$(51)

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

(Dollars in thousands, except share data)

At December 31, 2021, the investment portfolio included 4 securities available for sale, which had been in an unrealized loss position for greater than twelve months, and 23 securities available for sale, which had been in an unrealized loss position for less than twelve months. At December 31, 2020, the investment portfolio included 4 securities available for sale, which had been in an unrealized loss position for greater than twelve months, and 13 securities available for sale, which had been in an unrealized loss position for less than twelve months. Because these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. These unrealized losses are considered temporary because the Company does not currently have the intent to sell the securities before recovery of the losses; therefore we expect to collect all contractually due amounts from these securities. Accordingly, these investments were reduced to their fair values through accumulated other comprehensive income, not through earnings.

We regularly assess our securities portfolio for other-than-temporary impairment. These assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery. We did not have any impairment losses recognized in earnings for the years ended December 31, 2021 or December 31, 2020.

The amortized cost and fair value of available for sale securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities in mortgage-backed securities since the anticipated maturities are not readily determinable. Therefore, these securities are not included in the maturity categories in the following maturity summary listed below:

	December 31, 2021
	Amortized Cost	Fair Value
Due in one year or less	$250	$252
Due after one year through 5 years	6,305	6,424
Due after 5 years through 10 years	10,589	10,820
Due after 10 years	4,744	4,846
Subtotal	$21,888	$22,342
Mortgage-backed securities	25,452	26,056
Total	$47,340	$48,398

The following is a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses:

	Years ended December 31,
	2021	2020
Proceeds from sale of securities	$3	$1,034
Gross gains	—	17
Gross losses	—	(2)

Available for sale securities with a carrying value of $989 and $1,038 were pledged at December 31, 2021 and 2020, respectively.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

(Dollars in thousands, except share data)

NOTE 5 - Loans

Major classifications of loans are as follows:

	December 31,	December 31,
	2021	2020
Commercial
Development	$21,396	$14,090
Real estate	94,830	87,605
Commercial and industrial	18,387	20,758
Residential real estate and consumer
One-to-four family owner-occupied	18,158	30,548
One-to-four family investor-owned	26,234	32,638
Multifamily	42,511	29,303
Consumer	3,312	3,016
Subtotal	$224,828	$217,958
Deferred loan fees	(294)	(424)
Allowance for loan losses	(2,430)	(2,811)
Net loans	$222,104	$214,723

Deposit accounts in an overdraft position and reclassified as loans approximated $23 and $5 at December 31, 2021 and 2020, respectively.

Included in the commercial and industrial loans at December 31, 2021 and 2020, are $262,000 and $7.6 million of loans granted under the Paycheck Protection Program. These loans are fully guaranteed by the Small Business Administration.

A summary of the activity in the allowance for loan losses by portfolio segment is as follows:

		Residential real
		estate
Year Ended	Commercial	and consumer	Total

December 31, 2021
Balance at December 31, 2020	$1,834	$977	$2,811
Provision for loan losses	73	(73)	—
Loans charged off	(393)	—	(393)
Recoveries of loans previously charged off	2	10	12
Total ending allowance balance	$1,516	$914	$2,430

December 31, 2020
Balance at December 31, 2019	$1,251	$1,013	$2,264
Provision for loan losses	563	(43)	520
Loans charged off	—	—	—
Recoveries of loans previously charged off	20	7	27
Total ending allowance balance	$1,834	$977	$2,811

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

(Dollars in thousands, except share data)

Information about how loans were evaluated for impairment and the related allowance for loan losses follows:

		Residential Real
		Estate and
December 31, 2021	Commercial	Consumer	Total
Loans:
Individually evaluated for impairment	$112	$817	$929
Collectively evaluated for impairment	134,501	89,398	223,899
Total loans	$134,613	$90,215	$224,828

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	1,516	914	2,430
Total allowance for loan losses	$1,516	$914	$2,430

		Residential Real
		Estate and
December 31, 2020	Commercial	Consumer	Total
Loans:
Individually evaluated for impairment	$792	$1,228	$2,020
Collectively evaluated for impairment	121,661	94,277	215,938
Total loans	$122,453	$95,505	$217,958

Allowance for loan losses:
Individually evaluated for impairment	$450	$—	$450
Collectively evaluated for impairment	1,384	977	2,361
Total allowance for loan losses	$1,834	$977	$2,811

Information regarding impaired loans follows:

	Principal	Recorded	Related	Average	Interest
As of December 31, 2021	Balance	Investment	Allowance	Investment	Recognized
Loans with no related allowance for loan losses:
Commercial
Real estate	116	112	—	77	—
Residential real estate and consumer
One-to-four family owner-occupied	819	770	—	831	7
Consumer	47	47	—	49	—
Total loans with no related allowance for loan losses	982	929	—	957	7

Total impaired loans	$982	$929	$—	$957	$7

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

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

Additional funds of $0 and $215,000 were committed to impaired loans as of December 31, 2021 and 2020, respectively.

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

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

(Dollars in thousands, except share data)

Information regarding the credit quality indicators most closely monitored for commercial loans by class follows:

		Special
	Pass	Mention	Substandard	Doubtful	Totals
December 31, 2021
Development	$21,396	$—	$—	$—	$21,396
Real estate	93,653	843	334	—	94,830
Commercial and industrial	18,387	—	—	—	18,387
One-to-four family investor-owned	26,234	—	—	—	26,234
Multifamily	42,511	—	—	—	42,511
Totals	$202,181	$843	$334	$—	$203,358
December 31, 2020
Development	$14,090	$—	$—	$—	$14,090
Real estate	87,605	—	—	—	87,605
Commercial and industrial	20,046	—	8	704	20,758
One-to-four family investor-owned	32,358	—	280	—	32,638
Multifamily	29,303	—	—	—	29,303
Totals	$183,402	$—	$288	$704	$184,394

Residential real estate and consumer loans are generally evaluated based on whether or not the loan is performing according to the contractual terms of the loan.

Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans by class follows:

	Performing	Non-performing	Totals
December 31, 2021
One-to-four family owner-occupied	$17,986	$172	$18,158
Consumer	3,312	—	3,312
	$21,298	$172	$21,470
December 31, 2020
One-to-four family owner-occupied	$30,479	$69	$30,548
Consumer	3,016	—	3,016
	$33,495	$69	$33,564

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

(Dollars in thousands, except share data)

Loan aging information follows:

		Loans Past Due	Loans Past Due		Nonaccrual
	Current Loans	30-89 Days	90+ Days	Total Loans	Loans
December 31, 2021
Commercial
Development	$21,396	$—	$—	$21,396	$—
Real estate	94,830	—	—	94,830	112
Commercial and industrial	18,387	—	—	18,387	—
Residential real estate and consumer
One-to-four family owner-occupied	18,044	114	—	18,158	172
One-to-four family investor-owned	26,234	—	—	26,234	—
Multifamily	42,511	—	—	42,511	—
Consumer	3,312	—	—	3,312	—
Total	$224,714	$114	$—	$224,828	$284

		Loans Past Due	Loans Past Due		Nonaccrual
	Current Loans	30-89 Days	90+ Days	Total Loans	Loans
December 31, 2020
Commercial
Development	$14,090	$—	$—	$14,090	$—
Real estate	87,040	565	—	87,605	—
Commercial and industrial	20,054	—	704	20,758	792
Residential real estate and consumer
One-to-four family owner-occupied	30,347	201	—	30,548	69
One-to-four family investor-owned	32,638	—	—	32,638	206
Multifamily	29,303	—	—	29,303	—
Consumer	3,016	—	—	3,016	—
Total	$216,488	$766	$704	$217,958	$1,067

There are no loans 90 or more days past due and accruing interest as of December 31, 2021 or 2020.

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, an additional provision for loan losses may be necessary.

Nonaccrual loans are as follows:

As of December 31	2021	2020
Nonaccrual loans, other than troubled debt restructurings	$15	$77
Nonaccrual loans, troubled debt restructurings	269	990
Total nonaccrual loans	284	1,067
Restructured loans, accruing	$262	$425

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

Years Ended December 31, 2021 and 2020

(Dollars in thousands, except share data)

The following presents information regarding new modifications of loans classified as troubled debt restructurings during the year ending December 31, 2021. There were no new loans classified as troubled debt restructurings during the year ended December 31, 2020. All troubled debt restructurings are classified as impaired loans. The recorded investment presented in the following tables does not include specific reserves for loan losses recognized for these loans, which totaled $0 at December 31, 2021 and $450 at December 31, 2020.

			Post-
	Number of	Pre-Modification	Modification
	Modifications	Investment	Investment
December 31, 2021
Commercial:
Real estate	1	$112	$112
Residential real estate and consumer:
One-to-four family owner occupied	2	157	157
Total loan modifications	3	$269	$269

No troubled debt restructurings defaulted within 12 months of their modification date during the year ended December 31, 2021 and 2020. The Company considers a troubled debt restructuring in default if it becomes past due more than 90 days.

During April 2020, the Coronavirus Aid, Relief and Economic Security Act was signed into law which provides optional, temporary relief from accounting for certain pandemic-related loan modifications as a TDR. During 2020, the Bank offered payment deferrals to loan customers that were excluded from TDR classification based on this Act. One loan totaling $183,000 remains on a modified status as of December 31, 2021.

The Company continues to evaluate purchased loans for impairment. The purchased loans were considered impaired at the acquisition date if there was evidence of deterioration since origination and if it was probable that not all contractually required principal and interest payments would be collected under the loans. As of December 31, 2021 and 2020, there were no loans that were classified as purchased credit impaired. The following table reflects the carrying value of all purchased loans:

	Contractually Required
	Principal Receivable		Carrying Value
		Non-Credit	of
As of December 31, 2021	Credit Impaired	Impaired	Purchased Loans
Commercial
Development	$—	$104	$103
Real estate	—	2,030	2,022
Commercial and industrial	—	1,677	1,643
Residential real estate and consumer
One-to-four family owner-occupied	—	1,702	1,708
One-to-four family investor-owned	—	1,136	1,095
Multifamily	—	67	68
Consumer	—	43	40
Totals	$—	$6,759	$6,679

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

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

At December 31, 2021 and 2020, the Company had a discount on purchased loans totaling $80 and $419, respectively. The amount of discount accreted into income totaled $339 and $64 for the years ended December 31, 2021 and 2020, respectively.

NOTE 6 - Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and are summarized as follows:

	December 31,
	2021	2020

Land	$844	$844
Buildings	5,562	5,562
Leasehold improvements	205	191
Furniture and equipment	1,478	1,394
Automobile	66	44
In-progress improvements	87	—

Totals	8,242	8,035

Less: Accumulated depreciation	2,736	2,441

Premises and equipment, net	$5,506	$5,594

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

(Dollars in thousands, except share data)

Depreciation expense was $293 and $298 for the years ended December 31, 2021 and 2020, respectively.

During 2017, the Company sold and leased back two of its office buildings. In conjunction with the sales, the Company entered into ten-year leases, with options to renew for two additional five-year terms. Rent expense for all operating leases was $216 and $181 in 2021 and 2020, respectively.

Rent commitments, before considering renewal options that are present, are as follows as of December 31, 2021:

2022	$197
2023	169
2024	150
2025	152
2026	155
2027	117
Total	$940

The Company also entered into a lease with a tenant for a portion of the Brookfield branch, commencing June 1, 2018 through May 31, 2024. As of December 31, 2021, minimum future rents receivable are as follows:

2022	$103
2023	106
2024	44
Total	$253

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

(Dollars in thousands, except share data)

NOTE 7 - Deposits

The composition of deposits are as follows:

	December 31,	December 31,
	2021	2020

Non interest-bearing checking	$54,243	$51,802
Interest-bearing checking	12,864	10,899
Money market	87,585	70,455
Statement savings accounts	33,968	31,977
Health savings accounts	10,608	10,854
Certificates of deposit	55,982	50,511
Total	$255,250	$226,498

Certificates of deposit that meet or exceed the FDIC insurance limit of $250 totaled $10,845 and $9,485 at December 31, 2021 and 2020, respectively.

The scheduled maturities of certificates of deposit are as follows as of December 31, 2021:

2022	$43,879
2023	9,861
2024	1,448
2025	323
2026	471
Total	$55,982

NOTE 8 – FHLB Advances

FHLB advances consist of the following as of December 31:

	December 31, 2021		December 31, 2020
	Rates	Amount	Rates	Amount

Fixed rate, fixed term advances	0.0%-1.71%	$6,500	0.0%-1.71%	$5,500
Fixed term advances with floating spread	N/A	—	2.10%	2,000

		$6,500		$7,500

The following is a summary of scheduled maturities of fixed term FHLB advances as of December 31, 2021:

	Fixed Rate Advances		Adjustable Rate Advances
	Weighted		Weighted		Total
	Average Rate	Amount	Average Rate	Amount	Amount

2022	0.39%	$6,500	—	—	$6,500

Total	0.39%	$6,500	—%	$—	$6,500

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

(Dollars in thousands, except share data)

Actual maturities may differ from the scheduled principal maturities due to call options on the various advances.

The Company has a master contract agreement with the FHLB that provides for a borrowing up to the lesser of a determined multiple of FHLB stock owned or a determined percentage of the book value of the Company’s qualifying one-to-four family, multifamily, commercial real estate, and commercial and industrial loans. The Company pledged $154,649 and $149,308 of one-to-four family, multifamily, commercial real estate, and commercial and industrial loans to secure FHLB advances at December 31, 2021 and 2020, respectively. FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest, such as Federal funds, FHLB discount note or prime rates. Fixed rate advances are priced in reference to market rates of interest at the time of the advance, namely the rates that FHLB pays to borrowers at various maturities. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. FHLB advances are also secured by $851 of FHLB stock owned by the Company at both December 31, 2021 and 2020.

At December 31, 2021 the Company’s available and unused portion of this borrowing agreement based on the amount of FHLB stock was $16,014.

In addition, the Company has a $7,000 federal funds line of credit through Bankers’ Bank of Wisconsin, which was not drawn on as of December 31, 2021. The Company also has the authority to borrow through the Federal Reserve’s Discount Window.

NOTE 9 – 401(k) Plan

The Company sponsors a 401(k) plan that covers substantially all employees. To be eligible to participate, an employee must have completed 90 days of service and be 21 years of age or older. The Company matches 100% of employee contributions up to 4% of their annual compensation. The Company may also make non-elective contributions to the plan at the discretion of the Board of Directors. Expense charged to operations for this plan was $216 and $149 for the years ended December 31, 2021 and 2020, respectively.

NOTE 10 - Income Taxes

The provision for income taxes included in the accompanying financial statements consists of the following components:

	Years ended December 31,
	2021	2020
Current Taxes (Benefit)
Federal	$309	$535
State	163	229
Total Current Taxes	472	764
Deferred Income Taxes (Benefit)
Federal	136	(150)
State	38	(48)
Total Deferred Income Taxes	174	(198)

Total Provision for Income Taxes	$646	$566

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

(Dollars in thousands, except share data)

The net deferred tax asset in the accompanying balance sheet includes the following amounts of deferred tax assets and liabilities:

	As of December 31,
	2021	2020
Deferred Tax Assets
Allowance for loan losses	$668	$765
Deferred compensation	116	124
Non-accrual interest	3	20
Purchase accounting	3	7
Equity compensation	78	40
Deferred loan fees	78	112
Charitable contribution carryforward	—	60
Other	38	—
Deferred Tax Assets	$984	$1,128

Deferred Tax Liabilities
Depreciation and amortization	(30)	(23)
FHLB stock	(23)	(25)
Unrealized gain on available for sale securities	(285)	(581)
Other	(29)	(4)
Deferred Tax Liabilities	$(367)	$(633)

Net Deferred Tax Asset	$617	$495

A summary of the sources of differences between income taxes at the federal statutory rate and the provision for income taxes follows:

	Years ended December 31,
	2021		2020
		% of Pretax		% of Pretax
	Amount	Income	Amount	Income
Reconciliation of statutory to effective rates
Federal income taxes at statutory rate	$552	21.0%	$503	21.0%
Adjustments for
Tax exempt interest on municipal obligations	(36)	(1.4)%	(26)	(1.1)%
State income taxes, net of federal income tax benefit	157	6.0%	146	6.1%
Increase in CSV of life insurance	(54)	(2.1)%	(43)	(1.8)%
Equity Compensation	12	0.5%	14	0.6%
Other	15	0.6%	(28)	(1.2)%
Provision for income taxes	$646	24.6%	$566	23.6%

With few exceptions, the Company is no longer subject to federal or state examinations by taxing authorities for years before 2017.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

(Dollars in thousands, except share data)

NOTE 11 - Commitments and Contingencies

In the normal course of business, the Company may be involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial statements. No legal proceedings existed at December 31, 2021.

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

The contract amounts of credit-related financial instruments at December 31, 2021 and 2020 are summarized below:

	Notional Amount
	2021	2020
Unused lines of credit
Fixed	19,197	14,902
Variable	6,732	3,770
Undisbursed portion of loan proceeds	453	2,194
Standby letters of credit, variable	1,003	993

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

The Company sells loans to investors and does not retain servicing responsibilities. Upon sale, the risk of credit loss is passed to the investor, unless the loan is sold with recourse. For loans sold without recourse, the Company does not retain the risk of loss should a loan, previously sold, go into default, unless it is determined that such loan was not within the agreed-upon underwriting guidelines due to negligence on the part of the Company or fraud on the part of the borrower. Such risk retention is standard within the mortgage banking industry. The Company’s exposure relating to the fair value of the representations and warranties and other recourse obligations is not material. The Company is contingently liable in the amount of $1,357 relating to loans sold with recourse at December 31, 2021 and $14,186 as of December 31, 2020. All recourse provisions expire within four months from when the loan is sold.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

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

NOTE 13 – Related-Party Transactions

A summary of loans to directors, executive officers, and their affiliates follows:

	Years ended December 31,
	2021	2020

Beginning balance	$10,113	$3,615
Adjustments for changes in directors and executive officers	—	45
New loans	501	6,462
Repayments	(972)	(9)

Ending balance	$9,642	$10,113

Deposits from directors, executive officers, and their affiliates totaled $1,440 and $1,258 at December 31, 2021 and 2020, respectively.

The Company utilizes the services of a law firm in which one of the Company’s directors was a partner thru May 31, 2021. Fees paid to the firm were $0 and $4 during the years ended 2021 and 2020, respectively. The Company also has an operating lease with the law firm for office space through 2023. Rent paid in 2021 and 2020 pertaining to this lease was $50 and $40, respectively.

NOTE 14 – Foreclosed Assets

There were no foreclosed assets as December 31, 2021. Foreclosed assets consisted of one owner-occupied one-to-four family property for $104 and one residential lot for $21 at December 31, 2020. There were no residential real estate loans that are in the process of foreclosure at December 31, 2021 or 2020.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

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

Years Ended December 31, 2021 and 2020

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

Assets measured at fair value on a recurring basis are summarized below:

	Recurring Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of December 31, 2021
Assets:
Available for sale securities:
Obligations of the US government and US government sponsored agencies	$—	$1,040	$—	$1,040
Obligations of states and political subdivisions	—	14,624	—	14,624
Mortgage-backed securities	—	26,056	—	26,056
Certificates of deposit	—	772	—	772
Corporate debt securities	—	5,906	—	5,906
Total available for sale securities	$—	$48,398	$—	$48,398

As of December 31, 2020
Assets:
Available for sale securities:
Obligations of the US government and US government sponsored agencies	$—	$754	$—	$754
Obligations of states and political subdivisions	—	15,605	—	15,605
Mortgage-backed securities	—	37,680	—	37,680
Certificates of deposit	—	7,937	—	7,937
Corporate debt securities	—	2,267	—	2,267
Total available for sale securities	$—	$64,243	$—	$64,243

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

(Dollars in thousands, except share data)

Information regarding assets measured at fair value on a nonrecurring basis follows:

		Nonrecurring Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Instruments	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

As of December 31, 2021
Assets:
Other equity investments	$503	$—	$503	$—

As of December 31, 2020
Assets:
Loans	$254	$—	$—	$254
Foreclosed assets	125	—	—	125
Other equity investments	225	—	225	—

As of December 2021, there were no loans considered impaired and written down to their estimated fair value. Loans with a carrying amount of $704 were considered impaired and were written down to their estimated fair value of $254 as of December 31, 2020. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $450 as of December 31, 2020.

Foreclosed assets with a carrying amount of $0 and $125 were determined to be at their fair value as of December 31, 2021 and December 31, 2020, respectively.

The following presents quantitative information about nonrecurring Level 3 fair value measurements:

				Range/Weighted
	Fair Value	Valuation Technique	Unobservable Input(s)	Average
As of December 31, 2021
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

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

(Dollars in thousands, except share data)

The carrying value and estimated fair value of financial instruments as of December 31, 2021 and 2020 follow:

	December 31, 2021
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$67,002	$67,002	$—	$—
Available for sale securities	48,398	—	48,398	—
Loans held for sale	500	—	500	—
Loans	222,104	—	—	224,612
Accrued interest receivable	813	813	—	—
Cash value of life insurance	10,029	10,029	—	—
Other equity investments	1,353	—	503	850

Financial liabilities:
Deposits	255,250	199,238	—	55,970
Advance payments by borrowers for taxes and insurance	102	102	—	—
FHLB advances	6,500	—	—	6,489
Accrued interest payable	7	7	—	—

	December 31, 2020
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$41,479	$41,479	$—	$—
Available for sale securities	64,243	—	64,243	—
Loans held for sale	1,708	—	1,708	—
Loans	214,723	—	—	217,893
Accrued interest receivable	995	995	—	—
Cash value of life insurance	7,272	7,272	—	—
Other equity investments	1,279	—	225	1,054

Financial liabilities:
Deposits	226,498	175,987	—	50,732
Advance payments by borrowers for taxes and insurance	127	127	—	—
FHLB advances	7,500	—	—	7,544
Accrued interest payable	17	17	—	—

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

Years Ended December 31, 2021 and 2020

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1, and Total capital to risk-weighted assets and of Tier 1 capital to average assets. It is management’s opinion, as of December 31, 2021, that the Bank met all applicable capital adequacy requirements.

As of December 31, 2021, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table. There are no conditions or events since December 31, 2021 that management believes have changed the category.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

(Dollars in thousands, except share data)

The Bank’s actual capital amounts and ratios are presented in the following tables:

								To Be Well
								Capitalized
								Under Prompt
			For Capital Adequacy					Corrective
	Actual		Purposes					Action Provisions
	Amount	Ratio	Amount				Ratio	Amount				Ratio
December 31, 2021
Common Equity Tier 1 capital (to risk‑weighted assets)	$75,554	29.6%	$	≥	11,467	≥	4.5%	$	≥	16,564	≥	6.5%
Tier 1 capital (to risk‑weighted assets)	75,554	29.6		≥	15,290	≥	6.0		≥	20,386	≥	8.0
Total capital (to risk‑weighted assets)	77,984	30.6		≥	20,386	≥	8.0		≥	25,483	≥	10.0
Tier 1 capital (to average assets)	75,554	21.4		≥	14,137	≥	4.0		≥	17,671	≥	5.0

December 31, 2020
Common Equity Tier 1 capital (to risk‑weighted assets)	$73,665	33.1%	$	≥	10,018	≥	4.5%	$	≥	14,471	≥	6.5%
Tier 1 capital (to risk‑weighted assets)	73,665	33.1		≥	13,358	≥	6.0		≥	17,810	≥	8.0
Total capital (to risk‑weighted assets)	76,448	34.3		≥	17,810	≥	8.0		≥	22,263	≥	10.0
Tier 1 capital (to average assets)	73,665	25.2		≥	11,700	≥	4.0		≥	14,625	≥	5.0

NOTE 17 – Intangible Assets

The core deposit premium intangible asset had a gross carrying amount of $530 and accumulated amortization of $214 at December 31, 2021. The core deposit premium intangible asset had a gross carrying amount of $530 and accumulated amortization of $106 at December 31, 2020. Aggregate amortization expense for the years ended December 31, 2021 and 2020 was $108 and $16, respectively.

The following table shows the estimated future amortization of the core deposit premium intangible asset for the next five years. The projections of amortization expense are based on existing asset balances:

As of December
31, 2021
2022	95
2023	82
2024	60
2025	40
2026	26

NOTE 18 – Deferred Compensation

The Company has entered into various deferred compensation agreements with key officers. The liability outstanding under the agreements was $422 at December 31, 2021 and $450 at December 31, 2020. The amount charged to operations was $23 and $55 for the twelve months ended December 31, 2021 and 2020, respectively.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

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

As shares are committed to be released from collateral and allocated to active participants, the Company reports compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-shares (EPS) computations. During the years ended December 31, 2021 and 2020, 30,584 and 30,584 shares were committed to be released, respectively. During the year ended December 31, 2021 the average fair value per share of stock was $11.38 resulting in total ESOP compensation expense of $347 for the year ended December 31, 2021. During the year ended December 31, 2020 the average fair value per share of stock was $9.30 resulting in total ESOP compensation expense of $279 for the year ended December 31, 2020. The ESOP shares as of December 31 were as follows:

	December 31, 2021	December 31, 2020
Shares allocated to active participants	62,305	33,861
Shares committed to be released and allocated to participants	30,584	30,584
Shares distributed	—	(2,140)
Total unallocated shares	550,509	581,093
Total ESOP shares	643,398	643,398
Fair value of unallocated shares (based on $11.80 and $10.02 share price at December 31, 2021 and December 31, 2020, respectively)	$6,496	$5,823

NOTE 20 - Share-based Compensation Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such awards.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the period shown:

	Year Ended
	December 31,
	2021	2020
Total cost of stock grant plan during the year	$227	$177
Total cost of stock option plan during the year	152	139
Total cost of share-based payment plans during the year	$379	$316

Amount of related income tax benefit recognized in income	$94	$85

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

(Dollars in thousands, except share data)

The Company adopted the FFBW, Inc. 2018 Equity Incentive Plan (the “2018 Equity Incentive Plan”) in 2018. In November 2018, the Company’s stockholders approved the 2018 Equity Incentive Plan which authorized the issuance of up to 152,027 restricted stock awards and up to 380,066 stock options. As of December 31, 2021 there were 41,257 restricted stock awards and 81,294 options available for future grants under this plan. In May 2021, the Company’s stockholders approved the FFBW, Inc. 2021 Equity Incentive Plan which authorized the issuance of up to 170,742 restricted stock awards and up to 426,857 stock options. As of December 31, 2021 there were 161,242 restricted awards and 391,857 options available for future grants under this plan.

Shares granted under these Equity Incentive Plans may be authorized but unissued, currently held or, to the extent permitted by applicable law, subsequently acquired by the Company as treasury shares, including shares purchased in the open market or in private transactions. Forfeited or canceled shares shall not be deemed to have been delivered for purposes of determining the maximum number of shares of stock available for delivery under the Plan.

Options are granted with an exercise price equal to no less than the market price of the Company’s shares at the date of grant and generally vest pro-rata over five years of service and have 10-year contractual terms. Restricted shares typically vest pro-rata over a five year period, 20% per year beginning one year from the issuance date. Under the FFBW, Inc. 2021 Equity Incentive Plan, certain restricted shares to Board of Director members vest in one year.

The following table summarizes stock options activity for the years ended December 31, 2021 and 2020:

	Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock Option	Exercise	Contractual	Intrinsic
	Awards	Price	Term (years)	Value
Options outstanding as of December 31, 2020	269,220	$10.51
Granted	76,000	11.27
Exercised	(6,942)	10.14
Expired or cancelled	(2,346)	10.64
Forfeited	(19,057)	10.01
Options outstanding as of December 31, 2021	316,875	$10.73	7.51	$342,758
Options exercisable as of December 31, 2021	126,520	$10.72	7.05	$137,049

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term (in	Value (in
	Options	Price	years)	thousands)
Options outstanding as of December 31, 2019	260,510	$10.79
Granted	46,716	9.10
Exercised	—	—
Expired or canceled	—	—
Forfeited	(38,006)	10.73
Options outstanding as of December 31, 2020	269,220	$10.51	8.26	$—
Options exercisable as of December 31, 2020	81,959	$10.81	7.98	$—

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

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

		Weighted
		Average
	Number of	Grant Date Fair
	Options	Value
Nonvested options outstanding as of December 31, 2020	187,256	3.06
Granted	76,000	3.29
Vested	(53,844)	3.16
Forfeited	(19,057)	2.69
Options outstanding as of December 31, 2021	190,355	$3.16

The following assumptions were used for options granted during the years ended December 31:

	2021	2020
Risk-free interest rate	1.26%	0.52%
Expected volatility	23.86%	22.91%
Expected dividend yield	0%	0%
Expected life of options (years)	7.5	7.5
Weighted average fair value per option of options granted during the year	$3.29	$2.38

The following is a summary of changes in restricted shares for the years ended December 31, 2021 and 2020:

		Weighted
		Average
	Number of	Grant Date Fair
	Shares	Value
Nonvested stock awards as of December 31, 2020	62,067	$10.73
Granted	22,750	11.35
Vested	(19,561)	10.77
Forfeited	(5,519)	10.08
Nonvested stock awards as of December 31, 2021	59,737	$11.02

Nonvested stock awards as of December 31, 2019	90,790	$10.79
Granted	2,500	9.10
Vested	(19,064)	10.81
Forfeited	(12,159)	10.73
Nonvested stock awards as of December 31, 2020	62,067	$10.73

As of December 31, 2021, there was $1.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share option and non-vested share awards) granted under both Equity Incentive Plans. At December 31, 2021, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 3.0 years.

FFBW, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

(Dollars in thousands, except share data)

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

FFBW, Inc.

Date: March 24, 2022	By:	/s/ Edward H. Schaefer
Edward H. Schaefer
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Edward H. Schaefer	President, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2022
Edward H. Schaefer

/s/ Steven L. Wierschem	Chief Financial Officer (Principal Financial Officer)	March 24, 2022
Steven L. Wierschem

/s/ Leann Eddingsaas	Principal Accounting Officer	March 24, 2022
Leann Eddingsaas

/s/ James A. Tarantino	Chairman of the Board	March 24, 2022
James A. Tarantino

/s/ Kathryn Gutenkunst	Director	March 24, 2022
Kathryn Gutenkunst

/s/ JoAnne Anton	Director	March 24, 2022
JoAnne Anton

/s/ James P. Lenahan	Director	March 24, 2022
James P. Lenahan

/s/ DeVona Wright Cottrell	Director	March 24, 2022
DeVona Wright Cottrell

/s/ Michael J. Pjevach	Director	March 24, 2022
Michael J. Pjevach

/s/ Jose A. Olivieri	Director	March 24, 2022
Jose A. Olivieri

/s/ Christine A. Specht	Director	March 24, 2022
Christine A. Specht