Form 10-Q
period 2022-03-31
FFBW, Inc. /MD/
filed 2022-05-10
CIK 1787384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022.

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

As of May 9, 2022 there were 6,254,201 issued and outstanding shares of the Registrant’s Common Stock.

FFBW, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.    Financial Statements

FFBW, Inc.

Balance Sheets

March 31, 2022 (Unaudited) and December 31, 2021

(In thousands, except share data)

	March 31,	December 31,
	2022	2021
Assets
Cash and due from banks	$38,486	$52,483
Fed funds sold	16,265	14,519
Cash and cash equivalents	54,751	67,002
Available for sale securities, stated at fair value	47,055	48,398
Loans held for sale	—	500
Loans, net of allowance for loan and lease losses of $2,430 and $2,430, respectively	220,080	222,104
Premises and equipment, net	5,634	5,506
Other equity investments	1,413	1,353
Accrued interest receivable	858	813
Cash value of life insurance	10,096	10,029
Other assets	1,797	1,372
TOTAL ASSETS	$341,684	$357,077

Liabilities and Equity

Deposits	$246,459	$255,250
Advance payments by borrowers for taxes and insurance	358	102
FHLB advances	6,500	6,500
Accrued interest payable	73	7
Other liabilities	1,108	1,246
Total liabilities	$254,498	$263,105
Preferred stock ($0.01 par value, 50,000,000 authorized, no shares issued or outstanding as of March 31, 2022 and December 31, 2021, respectively)	$—	$—
Common stock ($0.01 par value, 100,000,000 authorized, 6,254,201 and 6,734,970 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	62	67
Additional paid in capital	52,518	58,273
Unallocated common stock of Employee Stock Ownership Plan ("ESOP") (542,862 and 550,509 shares at March 31, 2022 and December 31, 2021, respectively)	(5,429)	(5,506)
Retained earnings	40,932	40,365
Accumulated other comprehensive income (loss), net of income taxes	(897)	773
Total equity	$87,186	$93,972
TOTAL LIABILITIES AND EQUITY	$341,684	$357,077

See accompanying notes to financial statements.

FFBW, Inc.

Statements of Income

Three Months Ended March 31, 2022 and 2021 (Unaudited)

(In thousands, except per share data)

	Three months ended
	March 31,
	2022	2021
Interest and dividend income:
Loans, including fees	$2,531	$2,872
Securities
Taxable	210	239
Tax-exempt	46	46
Other	23	9

Total interest and dividend income	2,810	3,166

Interest expense:
Interest-bearing deposits	191	249
Borrowed funds	6	17

Total interest expense	197	266

Net interest income	2,613	2,900
Provision for loan losses	—	—

Net interest income after provision for loan losses	2,613	2,900

Noninterest income:
Service charges and other fees	133	116
Net gain on sale of loans	31	161
Increase in cash surrender value of insurance	67	53
Other noninterest income	27	25

Total noninterest income	258	355

Noninterest expense:
Salaries and employee benefits	1,251	1,362
Occupancy and equipment	290	292
Data processing	177	337
Technology	61	56
Foreclosed assets	—	1
Professional fees	118	106
Other noninterest expense	220	249

Total noninterest expense	2,117	2,403

Income before income taxes	754	852
Provision for income taxes	187	182

Net income	$567	$670

Earnings per share
Basic	$0.09	$0.10
Diluted	$0.09	$0.10

See accompanying notes to financial statements.

FFBW, Inc.

Statements of Comprehensive Income (Loss)

Three Months Ended March 31, 2022 and 2021, (Unaudited)

(In thousands)

	Three months ended
	March 31,
	2022	2021
Net income	$567	$670
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	(2,288)	(573)
Reclassification adjustment for (gains) losses realized in net income	—	—
Other comprehensive income (loss) before tax effect	(2,288)	(573)
Tax effect of other comprehensive income (loss) items	618	168
Other comprehensive income (loss), net of tax	(1,670)	(405)
Comprehensive income (loss)	$(1,103)	$265

See accompanying notes to financial statements.

FFBW, Inc.

Statements of Changes in Equity

For the Three Months Ended March 31, 2022 and 2021, (Unaudited)

(In thousands, except share data)

				Unallocated		Accumulated
	Number		Additional	Common		Other
	of	Common	Paid-In	Stock of	Retained	Comprehensive
	Shares	Stock	Capital	ESOP	Earnings	Income (Loss)	Total
Balance at December 31, 2020	7,695,214	$77	$69,090	$(5,811)	$38,382	$1,527	$103,265
Net income	—	—	—	—	670	—	670
ESOP shares committed to be released (7,647 shares)	—	—	6	76	—	—	82
Stock based compensation expense	—	—	81	—	—	—	81
Repurchase of common stock	(408,753)	(4)	(4,614)	—	—	—	(4,618)
Other comprehensive income (loss)	—	—	—	—	—	(405)	(405)
Balance at March 31, 2021	7,286,461	$73	$64,563	$(5,735)	$39,052	$1,122	$99,075

Balance at December 31, 2021	6,734,970	$67	$58,273	$(5,506)	$40,365	$773	$93,972
Net income	—	—	—	—	567	—	567
ESOP shares committed to be released (7,647 shares)	—	—	15	77	—	—	92
Stock based compensation expense	—	—	108	—	—	—	108
Repurchase of common stock	(480,769)	(5)	(5,878)	—	—	—	(5,883)
Other comprehensive income (loss)	—	—	—	—	—	(1,670)	(1,670)
Balance at March 31, 2022	6,254,201	$62	$52,518	$(5,429)	$40,932	$(897)	$87,186

See accompanying notes to financial statements.

FFBW, Inc.

Statements of Cash Flows

For the Three Months Ended March 31, 2022 and 2021 (Unaudited)

(In thousands)

	Three months ended
	March 31,
	2022	2021
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$567	$670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	$72	$72
Net accretion of loan portfolio discount and deposit premium	5	317
Net amortization on securities available for sale	83	145
Loss on sales and impairments of foreclosed assets	—	2
Increase in cash surrender value of life insurance	(67)	(53)
ESOP compensation	92	82
Stock based compensation	108	81
Changes in operating assets and liabilities:
Accrued interest receivable	(45)	82
Loans held for sale	500	611
Other assets	171	325
Accrued interest payable	66	101
Other liabilities	(138)	(474)
Net cash provided by operating activities	$1,414	$1,961
Cash flows from investing activities:
Maturities, calls, paydowns on available for sale securities	$1,475	$7,062
Purchases of available for sale securities	(2,564)	—
Net change in loans	2,042	11,056
Purchases of premises and equipment	(200)	(30)
Purchase of life insurance	—	(1,250)
Proceeds from sale of foreclosed assets	—	122
Net cash provided by (used in) investing activities	$753	$16,960
Cash flows from financing activities:
Net cahnge in deposits and advance payments	$(8,536)	$3,325
Repurchase of common stock	(5,883)	(4,618)
Net cash (used in) provided by financing activities	$(14,419)	$(1,293)
Net change in cash and cash equivalents	$(12,252)	$17,628
Cash and cash equivalents at beginning	67,002	41,479
Cash and cash equivalents at end	$54,750	$59,107

Supplemental Cash Flow Disclosures:
Cash paid for interest	$126	$165
Cash paid for income taxes	—	625
Loans transferred to foreclosed assets	—	—

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

In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended March 31, 2022 are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the Financial Statements and notes thereto for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (“SEC”) as part of FFBW, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

NOTE 2 - Summary of Significant Accounting Policies

Organization

FFBW, Inc. (the “Company”), a Maryland corporation, is a publicly traded stock holding company.  The Company provides a variety of financial services to individual and coporate custoemrs through its wholly owned subsidiary, First Federal Bank of Wisconsin (the “Bank”).  The Bank is a community bank headquartered in Waukesha, Wisconsin, with offices in Waukesha, Brookfield and the South Side of Milwaukee.

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is shown on the statements of comprehensive income (loss). The Company’s accumulated other comprehensive income (loss) is composed of the unrealized gains (losses) on securities available for sale, net of tax and is shown on the statements of changes in equity. Reclassification adjustments out of other comprehensive income (loss) for losses realized on sales of securities available for sale comprise the entire balance of “net gain on sale of securities” on the statements of operations.

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

The new standard is effective for fiscal years beginning after December 15, 2021, and for interim periods beginning after December 15, 2022, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) the new standard's effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company expects to adopt the new standard during the fourth quarter of 2022, with an effective date of January 1, 2022. The Company is expecting to record a right of use asset and corresponding lease obligation for its outstanding leases.

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

The following table presents the earnings per share calculations for the three months ended March 21:

	Three months ended
	March 31,
	2022	2021
Net income	$567	$670
Basic potential common shares
Weighted average shares outstanding	6,634,111	7,224,401
Weighted average unallocated Employee Stock Ownership Plan Shares	(546,748)	(576,061)
Basic weighted average shares outstanding	6,087,363	6,648,340
Dilutive potential common shares	17,959	13,770
Dilutive weighted average shares outstanding	6,105,322	6,662,110

Basic earnings per share	$0.09	$0.10
Diluted earnings per share	$0.09	$0.10

NOTE 4 – Available for Sale Securities

Amortized costs and fair values of available for sale securities are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2022
Obligations of the US government and US government sponsored agencies	$1,473	$2	$(41)	$1,434
Obligations of states and political subdivisions	14,260	28	(594)	13,694
Mortgage-backed securities	24,983	45	(549)	24,479
Certificates of deposit	750	7	-	757
Corporate debt securities	6,819	20	(148)	6,691
Total available for sale securities	$48,285	$102	$(1,332)	$47,055

December 31, 2021
Obligations of the US government and US government sponsored agencies	$1,028	$19	$(7)	$1,040
Obligations of states and political subdivisions	14,289	376	(41)	14,624
Mortgage-backed securities	25,452	658	(54)	26,056
Certificates of deposit	750	22	-	772
Corporate debt securities	5,821	111	(26)	5,906
Total available for sale securities	$47,340	$1,186	$(128)	$48,398

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

The following table presents the portion of the Company’s portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2022
Obligations of the US government and US government sponsored agencies	$765	$(41)	$—	$—	$765	$(41)
Obligations of states and political subdivisions	9,035	(493)	1,043	(101)	10,078	(594)
Mortgage-backed securities	16,034	(466)	1,756	(83)	17,790	(549)
Corporate debt securities	3,752	(148)	—	—	3,752	(148)
Total	$29,586	$(1,148)	$2,799	$(184)	$32,385	$(1,332)
December 31, 2021
Obligations of the US government and US government sponsored agencies	$497	$(7)	$—	$—	$497	$(7)
Obligations of states and political subdivisions	3,129	(10)	937	(31)	$4,066	(41)
Mortgage-backed securities	4,116	(24)	1,881	(30)	5,997	(54)
Corporate debt securities	2,874	(26)	—	—	2,874	(26)
Total	$10,616	$(67)	$2,818	$(61)	$13,434	$(128)

At March 31, 2022, the investment portfolio included 5 securities available for sale, which had been in an unrealized loss position for greater than twelve months, and 79 securities available for sale, which had been in an unrealized loss position for less than twelve months. At December 31, 2021, the investment portfolio included 5 securities available for sale, which had been in an unrealized loss position for greater than twelve months, and 15 securities available for sale, which had been in an unrealized loss position for less than twelve months. Because these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. These unrealized losses are considered temporary because the Company does not currently have the intent to sell the securities before recovery of the losses; therefore we expect to collect all contractually due amounts from these securities. Accordingly, these investments were reduced to their fair values through accumulated other comprehensive income, not through earnings.

We regularly assess our securities portfolio for other than temporary impairment (“OTTI”). These assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery. We did not have any impairment losses recognized in earnings for the three months ended March 31, 2022 or March 31, 2021.

The amortized cost and fair value of available for sale securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities in mortgage-backed securities since the anticipated maturities are not readily determinable. Therefore, these securities are not included in the maturity categories in the following maturity summary listed below:

	March 31, 2022
	Amortized Cost	Fair Value
Due in one year or less	$255	$256
Due after one year through 5 years	6,282	6,149
Due after 5 years through 10 years	14,789	14,330
Due after 10 years	1,976	1,841
Subtotal	$23,302	$22,576
Mortgage-backed securities	24,983	24,479
Total	$48,285	$47,055

No securities were sold during the three months ended March 31, 2022 or 2021.

Available for sale securities with a carrying value of $994 and $1,038 were pledged at March 31, 2022 and December 31, 2021, respectively.

NOTE 5 - Loans

Major classifications of loans are as follows:

	March 31,	December 31,
	2022	2021
Commercial
Development	$23,352	$21,396
Real estate	90,280	94,830
Commercial and industrial	22,249	18,387
Residential real estate and consumer
One-to-four family owner-occupied	16,127	18,158
One-to-four family investor-owned	25,860	26,234
Multifamily	42,300	42,511
Consumer	2,614	3,312
Subtotal	$222,782	$224,828
Deferred loan fees	(272)	(294)
Allowance for loan losses	(2,430)	(2,430)
Net loans	$220,080	$222,104

Deposit accounts in an overdraft position and reclassified as loans approximated $1 and $23 at March 31, 2022 and December 31, 2021, respectively.

A summary of the activity in the allowance for loan losses by portfolio segment is as follows:

		Residential real
		estate
Three Months Ended	Commercial	and consumer	Total

March 31, 2022
Balance at December 31, 2021	$1,516	$914	$2,430
Provision for loan losses	(3)	3	—
Loans charged off	—	(3)	(3)
Recoveries of loans previously charged off	—	3	3
Total ending allowance balance	$1,513	$917	$2,430

March 31, 2021
Balance at December 31, 2020	$1,834	$977	$2,811
Provision for loan losses	58	(58)	—
Loans charged off	—	—	—
Recoveries of loans previously charged off	—	2	2
Total ending allowance balance	$1,892	$921	$2,813

Information about how loans were evaluated for impairment and the related allowance for loan losses follows:

		Residential Real
		Estate and
March 31, 2022	Commercial	Consumer	Total
Loans:
Individually evaluated for impairment	$109	$625	$734
Collectively evaluated for impairment	135,772	86,276	222,048
Total loans	$135,881	$86,901	$222,782

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	1,513	917	2,430
Total allowance for loan losses	$1,513	$917	$2,430

		Residential Real
		Estate and
December 31, 2021	Commercial	Consumer	Total
Loans:
Individually evaluated for impairment	$112	$817	$929
Collectively evaluated for impairment	134,501	89,398	223,899
Total loans	$134,613	$90,215	$224,828

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	1,516	914	2,430
Total allowance for loan losses	$1,516	$914	$2,430

Information regarding impaired loans follows:

	Principal	Recorded	Related	Average	Interest
As of March 31, 2022	Balance	Investment	Allowance	Investment	Recognized
Loans with no related allowance for loan losses:
Commercial
Real estate	$115	$109	$—	$116	$—
Residential real estate and consumer
One-to-four family owner-occupied	631	579	—	597	4
Consumer	46	46	—	46	—
Total loans with no related allowance for loan losses	792	734	—	759	4

Total impaired loans	$792	$734	$—	$759	$4

	Principal	Recorded	Related	Average	Interest
As of December 31, 2021	Balance	Investment	Allowance	Investment	Recognized
Loans with no related allowance for loan losses:
Commercial
Commercial and industrial	116	112	—	77	—
Residential real estate and consumer
One-to-four family owner-occupied	819	770	—	831	7
Consumer	47	47	—	49	—
Total loans with no related allowance for loan losses	982	929	—	957	7

Total impaired loans	$982	$929	$—	$957	$7

There were no additional funds committed to impaired loans as of March 31, 2022 and December 31, 2021, respectively.

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

Information regarding the credit quality indicators most closely monitored for commercial loans by class follows:

		Special
	Pass	Mention	Substandard	Doubtful	Totals
March 31, 2022
Development	$23,352	$—	$—	$—	$23,352
Real estate	89,954	—	326	—	90,280
Commercial and industrial	22,249	—	—	—	22,249
One-to-four family investor-owned	25,860	—	—	—	25,860
Multifamily	42,300	—	—	—	42,300
Totals	$203,715	$—	$326	$—	$204,041
December 31, 2021
Development	$21,396	$—	$—	$—	$21,396
Real estate	93,653	843	334	—	94,830
Commercial and industrial	18,387	—	—	—	18,387
One-to-four family investor-owned	26,234	—	—	—	26,234
Multifamily	42,511	—	—	—	42,511
Totals	$202,181	$843	$334	$—	$203,358

Residential real estate and consumer loans are generally evaluated based on whether or not the loan is performing according to the contractual terms of the loan.

Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans by class follows:

	Performing	Non-performing	Totals
March 31, 2022
One-to-four family owner-occupied	$15,958	$169	$16,127
Consumer	2,614	—	2,614
	$18,572	$169	$18,741
December 31, 2021
One-to-four family owner-occupied	$17,986	$172	$18,158
Consumer	3,312	—	3,312
	$21,298	$172	$21,470

Loan aging information follows:

		Loans Past Due	Loans Past Due		Nonaccrual
	Current Loans	30-89 Days	90+ Days	Total Loans	Loans
March 31, 2022
Commercial
Development	$23,352	$—	$—	$23,352	$—
Real estate	90,280	—	—	90,280	109
Commercial and industrial	22,249	—	—	22,249	—
Residential real estate and consumer
One-to-four family owner-occupied	15,779	348	—	16,127	169
One-to-four family investor-owned	25,860	—	—	25,860	—
Multifamily	42,300	—	—	42,300	—
Consumer	2,614	—	—	2,614	—
Total	$222,434	$348	$—	$222,782	$278

		Loans Past Due	Loans Past Due		Nonaccrual
	Current Loans	30-89 Days	90+ Days	Total Loans	Loans
December 31, 2021
Commercial
Development	$21,396	$—	$—	$21,396	$—
Real estate	94,830	—	—	94,830	112
Commercial and industrial	18,387	—	—	18,387	—
Residential real estate and consumer
One-to-four family owner-occupied	18,044	114	—	18,158	172
One-to-four family investor-owned	26,234	—	—	26,234	—
Multifamily	42,511	—	—	42,511	—
Consumer	3,312	—	—	3,312	—
Total	$224,714	$114	$—	$224,828	$284

There are no loans 90 or more days past due and accruing interest as of March 31, 2022 or December 31, 2021.

When, for economic or legal reasons related to the borrower’s financial difficulties, the Company grants a concession to the borrower that the Company would not otherwise consider, the modified loan is classified as a troubled debt restructuring. Loan modifications may consist of forgiveness of interest and/or principal, a reduction of the interest rate, allowing interest-only payments for a period of time, and/or extending amortization terms. During the three months ended and as of March 31, 2022, there were no new troubled debt restructurings. No troubled debt restructurings defaulted within 12 months of their modification date during the three months ended March 31, 2022. During the year ended and as of December 31, 2021, there was one commercial real estate loan totaling $116 and one 1-4 family owner-occupied loan totaling $115 that were new troubled debt restructurings. No troubled debt restructurings defaulted within 12 months of their modifications during the year ended December 31, 2021.

During April 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law which provides optional, temporary relief from accounting for certain pandemic-related loan modifications as a TDR. During 2020, the Bank offered payment deferrals to loan customers that were excluded from TDR classification based on the CARES Act. There were no loans remaining on a modified status as of March 31, 2022.

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, an additional provision for loan losses may be necessary.

NOTE 6 - Deposits

The composition of deposits are as follows:

	March 31,	December 31,
	2022	2021

Non interest-bearing checking	$52,445	$54,243
Interest-bearing checking	12,641	12,864
Money market	81,270	87,585
Statement savings accounts	34,032	33,968
Health savings accounts	10,703	10,608
Certificates of deposit	55,368	55,982
Total	$246,459	$255,250

Certificates of deposit that meet or exceed the FDIC insurance limit of $250 totaled $10,815 and $10,894 at March 31, 2022 and December 31, 2021, respectively.

The scheduled maturities of certificates of deposit are as follows as of March 31, 2022:

2022	$35,556
2023	16,949
2024	1,810
2025	568
2026	418
2027	67
Total	$55,368

NOTE 7– FHLB Advances

FHLB advances consist of the following:

	March 31, 2022		December 31, 2021
	Rates	Amount	Rates	Amount

Fixed rate, fixed term advances	0.0%-1.71%	$6,500	0.0%-1.71%	$6,500
Fixed term advances with floating spread	N/A	—	2.10%	—

		$6,500		$6,500

The following is a summary of scheduled maturities of fixed term FHLB advances as of March 31, 2022:

	Fixed Rate Advances		Adjustable Rate Advances
	Weighted		Weighted		Total
	Average Rate	Amount	Average Rate	Amount	Amount

2022	0.39%	$6,500	—	—	$6,500

Total	0.39%	$6,500	—%	$—	$6,500

Actual maturities may differ from the scheduled principal maturities due to call options on the various advances.

The Company has a master contract agreement with the FHLB that provides for a borrowing up to the lesser of a determined multiple of FHLB stock owned or a determined percentage of the book value of the Company’s qualifying one-to-four family, multifamily, commercial real estate and commercial business loans. The Company pledged approximately $150,407 and $154,649 of one-to-four family, multifamily, commercial real estate and commercial business loans to secure FHLB advances at March 31, 2022 and December 31, 2021, respectively. FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest, such as Federal funds, FHLB discount note or prime rates. Fixed rate advances are priced in reference to market rates of interest at the time of the advance, namely the rates that FHLB pays to borrowers at various maturities. Certain FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. FHLB advances are also secured by $851 of FHLB stock owned by the Company at both March 31, 2022 and December 31, 2021.

At March 31, 2022, the Company’s available and unused portion of this borrowing agreement based on the amount of FHLB stock was $16,014.

In addition, the Company has a $7,000 federal funds line of credit through Bankers’ Bank of Wisconsin, which was not drawn on as of March 31, 2022. The Company also has the authority to borrow through the Federal Reserve’s Discount Window.

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

As shares are committed to be released from collateral and allocated to active participants, the Company reports compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-shares (EPS) computations. During the three months ended March 31, 2022 and 2021, 7,647 and 7,647 shares were committed to be released, respectively. During the three months ended March 31, 2022 the average fair value per share of stock was $11.98 resulting in total ESOP compensation expense of $92 for the three months ended March 31, 2022. During the three months ended March 31, 2021 the average fair value per share of stock was $10.77 resulting in total ESOP compensation expense of $82 for the three months ended March 31, 2021.

The ESOP shares as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Shares allocated to active participants	92,889	62,305
Shares committed to be released and allocated to participants	7,647	30,584
Shares distributed	(4,322)	—
Total unallocated shares	542,862	550,509
Total ESOP shares	639,076	643,398
Fair value of unallocated shares (based on $12.08 and $11.80 share price at March 31, 2022 and December 31, 2021, respectively)	$6,558	$5,823

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

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the period shown:

	Three Months Ended
	March 31,
	2022	2021
Total cost of stock grant plan during the year	$62	$44
Total cost of stock option plan during the year	46	37
Total cost of share-based payment plans during the year	$108	$81

Amount of related income tax benefit recognized in income	$27	$19

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

The following table summarizes stock options activity for the three months ended March 31, 2022:

Outstanding
Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock Option	Exercise	Contractual	Intrinsic
	Awards	Price	Term (years)	Value
Options outstanding as of December 31, 2021	316,875	$10.73
Granted	—	—
Exercised	—	—
Expired or cancelled	—	—
Forfeited	—	—
Options outstanding as of March 31, 2022	316,875	$10.73	7.27	$431,553
Options exercisable as of March 31, 2022	126,520	$10.72	6.80	$172,475

Weighted
Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term (in	Value (in
	Options	Price	years)	thousands)
Options outstanding as of December 31, 2020	269,220	$10.51
Granted	—	—
Exercised	—	—
Expired or canceled	—	—
Forfeited	—	—
Options outstanding as of March 31, 2021	269,220	$10.51	8.26	$201,772
Options exercisable as of March 31, 2021	81,964	$10.81	7.98	$19,926

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

There were no options granted during the three months ended March 31, 2022.

The following is a summary of changes in restricted shares for the three months ended March 31, 2022 and 2021:

		Weighted
		Average
	Number of	Grant Date Fair
	Shares	Value
Nonvested stock awards as of December 31, 2021	59,737	$11.02
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested stock awards as of March 31, 2022	59,737	$11.02

Nonvested stock awards as of December 31, 2020	62,060	$10.73
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested stock awards as of March 31, 2021	62,060	$10.73

As of March 31, 2022, there was $1.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share option and non-vested share awards) granted under the Company’s equity incentive plans. At March 31, 2022, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 2.8 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1, and Total capital to risk-weighted assets and of Tier 1 capital to average assets. It is management’s opinion, as of March 31, 2022, that the Bank met all applicable capital adequacy requirements.

As of March 31, 2022, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table. There are no conditions or events since March 31, 2022 that management believes have changed the category.

The Bank’s actual capital amounts and ratios are presented in the following tables:

								To Be Well
								Capitalized
								Under Prompt
			For Capital Adequacy					Corrective
	Actual		Purposes					Action Provisions
	Amount	Ratio	Amount				Ratio	Amount				Ratio
March 31, 2022
Common Equity Tier 1 capital (to risk‑weighted assets)	$75,789	31.5%	$	≥	10,815	≥	4.5%	$	≥	15,621	≥	6.5%
Tier 1 capital (to risk‑weighted assets)	75,789	31.5		≥	14,420	≥	6.0		≥	19,226	≥	8.0
Total capital (to risk‑weighted assets)	78,219	32.5		≥	19,226	≥	8.0		≥	24,033	≥	10.0
Tier 1 capital (to average assets)	75,789	21.7		≥	13,973	≥	4.0		≥	17,466	≥	5.0

December 31, 2021
Common Equity Tier 1 capital (to risk‑weighted assets)	$75,554	29.6%	$	≥	11,467	≥	4.5%	$	≥	16,564	≥	6.5%
Tier 1 capital (to risk‑weighted assets)	75,554	29.6		≥	15,290	≥	6.0		≥	20,386	≥	8.0
Total capital (to risk‑weighted assets)	77,984	30.6		≥	20,386	≥	8.0		≥	25,483	≥	10.0
Tier 1 capital (to average assets)	75,554	21.4		≥	14,137	≥	4.0		≥	17,671	≥	5.0

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

Assets measured at fair value on a recurring basis are summarized below:

	Recurring Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of March 31, 2022
Assets:
Available for sale securities:
Obligations of the US government and US government sponsored agencies	$—	$1,434	$—	$1,434
Obligations of states and political subdivisions	—	13,694	—	13,694
Mortgage-backed securities	—	24,479	—	24,479
Certificates of deposit	—	757	—	757
Corporate debt securities	—	6,691	—	6,691
Total available for sale securities	$—	$47,055	$—	$47,055

As of December 31, 2021
Assets:
Available for sale securities:
Obligations of the US government and US government sponsored agencies	$—	$1,040	$—	$1,040
Obligations of states and political subdivisions	—	14,624	—	14,624
Mortgage-backed securities	—	26,056	—	26,056
Certificates of deposit	—	772	—	772
Corporate debt securities	—	5,906	—	5,906
Total available for sale securities	$—	$48,398	$—	$48,398

Information regarding the fair value of assets measured at fair value on a nonrecurring basis follows:

Nonrecurring Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Instruments	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

As of March 31, 2022
Assets:
Other equity investments	$503	$—	$503	$—

As of December 31, 2021
Assets:
Other equity investments	503	—	503	—

As of March 31, 2022 and December 31, 2021, there were no impaired loans requiring a write down to their estimated fair value.

There were no foreclosed assets as of March 31, 2022 or December 31, 2021.

The carrying value and estimated fair value of financial instruments as of March 31, 2022 and December 31, 2021 follow:

	March 31, 2022
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$54,751	$54,751	$—	$—
Available for sale securities	47,055	—	47,055	—
Loans held for sale	—	—	—	—
Loans	220,080	—	—	217,793
Accrued interest receivable	858	858	—	—
Cash value of life insurance	10,096	10,096	—	—
Other equity investments	1,413	—	503	910

Financial liabilities:
Deposits	246,459	191,091	—	54,849
Advance payments by borrowers for taxes and insurance	358	358	—	—
FHLB advances	6,500	—	—	5,480
Accrued interest payable	73	73	—	—

	December 31, 2021
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$67,002	$67,002	$—	$—
Available for sale securities	48,398	—	48,398	—
Loans held for sale	500	—	500	—
Loans	222,104	—	—	224,612
Accrued interest receivable	813	813	—	—
Cash value of life insurance	10,029	10,029	—	—
Other equity investments	1,353	—	503	850

Financial liabilities:
Deposits	255,250	199,238	—	55,970
Advance payments by borrowers for taxes and insurance	102	102	—	—
FHLB advances	6,500	—	—	6,489
Accrued interest payable	7	7	—	—

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Comparison of Financial Condition at March 31, 2022 and December 31, 2021

Cash and cash equivalents. Cash and cash equivalents decreased $12.3 million, or 18.3%, to $54.8 million at March 31, 2022 from $67.0 million at December 31, 2021. The decrease resulted from a decrease in deposits and share repurchase activity.

Net Loans. Net loans decreased $2.0 million, or 0.9%, to $220.1 million at March 31, 2022 from $222.1 million at December 31, 2021. The decrease resulted from a net decrease in residential real estate loans.

Available for sale securities. Available for sale securities decreased $1.3 million, or 2.8%, to $47.1 million at March 31, 2022 from $48.4 million at December 31, 2021 due to a decline in the fair market value of the portfolio during the period.

Other equity investments. Other equity investments were $1.4 million at both March 31, 2022 and December 31, 2021.

Deposits. Deposits decreased $8.8 million, or 3.4%, to $246.5 million at March 31, 2022 from $255.3 million at December 31, 2021. The decrease was largely driven by a decrease in money market balances.

Borrowings. Borrowings, consisting entirely of FHLB advances, were $6.5 million at both March 31, 2022 and December 31, 2021.

Other liabilities. Other liabilities decreased $138,000, or 11.1%, to $1.1 million at March 31, 2022 from $1.2 million at December 31, 2021. The decrease resulted, in part, from a decrease in outstanding accounts payable.

Total Equity. Total equity decreased $6.8 million, or 7.2%, to $87.2 million at March 31, 2022 from $94.0 million at December 31, 2021. The decrease resulted primarily from stock repurchases and a decline in the market value of the investment portfolio.

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

The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ALLL for the periods then ended:

	At and For the	At and For the
	Three Months	Twelve Months
	Ended	Ended
	March 31, 2022	December 31, 2021

	(in thousands)
Nonperforming assets:
Nonaccrual loans	$278	$284
Accruing loans past due 90 days or more	—	—
Total nonperforming loans ("NPLs")	$278	$284
Foreclosed assets	—	—
Total nonperforming assets ("NPAs")	$278	$284
Troubled Debt Restructurings ("TDRs")	524	531
Nonaccrual TDRs	265	269
Average outstanding loan balance	225,339	209,175
Loans, end of period	222,782	224,828
ALLL, at beginning of period	2,430	2,811
Loans charged off:
Commercial	—	(393)
Residential real estate and consumer	(3)	—
Total loans charged off	$(3)	$(393)
Recoveries of loans previously charged off:
Residential real estate and consumer	3	12
Total recoveries of loans previous charged off	3	12
Net loans charged off ("NCOs'")	$—	$(381)
Additions to ALLL via provision for loan losses charged to operations	—	—
ALLL, at end of period	$2,430	$2,430
Ratios:
NCOs (annualized) to average loans	—%	0.18%
ALLL to total loans	1.09%	1.08%
NPL to total loans	0.12%	0.13%
NPAs to total assets	0.08%	0.08%
Total Assets	$341,684	$357,077

Total loans past due increased to $348,000 as of March 31, 2022 from $114,000 as of December 31, 2021. We believe our credit and underwriting policies continue to support more effective lending decisions by the Company, which increases the likelihood of maintaining loan quality going forward. Moreover, we believe the favorable trends regarding our nonperforming loans and nonperforming assets reflect our continued adherence to improved underwriting criteria and practices. We believe our current ALLL is adequate to cover probable losses in our current loan portfolio.

Non-performing loans of $278,000 as of March 31, 2022, which included $265,000 of non-accrual troubled debt restructured loans, reflected a decrease of $6,000 from the non-performing loan balance as of December 31, 2021.

Our non-performing assets were $278,000 at March 31, 2022, or 0.08% of total assets, compared to $284,000, or 0.08% of total assets as of December 31, 2021.

There were no foreclosed assets at both March 31, 2022 and December 31, 2021.

Comparison of Operating Results for the Three Months Ended March 31, 2022 and March 31, 2021

Interest and Dividend Income. Total interest and dividend income decreased $356,000 or 11.2%, to $2.8 million for the three months ended March 31, 2022 compared to $3.2 million for the three months ended March 31, 2021.  Average interest-earning assets increased $9.7 million, or 3.1%, to $320.7 million for the three months ended March 31, 2022 compared to $311.0 million for the three months ended March 31, 2021, and the weighted average yield on interest-earning assets decreased 58 basis points when comparing the 2022 and 2021 periods. The decrease in average yield was primarily the result of a lack of PPP fees during the current quarter.

Interest Expense. Total interest expense decreased $69,000, or 25.9%, to $197,000 for the three months ended March 31, 2022, compared to $266,000 for the three months ended March 31, 2021.  Average interest-bearing liabilities increased $24.6 million, or 13.7%, to $204.5 million for the three months ended March 31, 2022, from $179.9 million for the three months ended March 31, 2021. The rate paid on interest-bearing liabilities decreased 21 basis points to 0.39% for the three months ended March 31, 2022, compared to 0.60% for the three months ended March 31, 2021.

Provision for Loan Losses. The loan loss provision was $0 for both the three months ended March 31, 2022 and 2021.  At March 31, 2022, our allowance for loan loss was $2.4 million, or 1.09%, of total loans.

Noninterest Income. Noninterest income decreased $97,000, or 27.3%, to $258,000 for the three months ended March 31, 2022, compared to $355,000 for the three months ended March 31, 2021.  The decrease was due primarily to a decrease in the gain on sale of loans of $130,000 offset by an increase in service charges and other fees of $17,000.

Noninterest Expense. Noninterest expense decreased $286,000 to $2.1 million for the three months ended March 31, 2022 compared to $2.4 million for the three months ended March 31, 2021. The decrease was primarily due to a decrease in data processing expenses of $160,000 and a decrease in salaries and employee benefits expenses of $111,000.

Income Tax Expense. We recorded an income tax expense of $187,000 for the three months ended March 31, 2022 compared to $182,000 for the three months ended March 31, 2021, an increase of $5,000, or 2.7%.

	For the Three Months Ended March 31,
	2022			2021
	Average			Average
	Outstanding			Outstanding		Yield/
	Balance	Interest	Yield/ Rate	Balance	Interest	Rate

	(in thousands)			(in thousands)
Interest-earning assets:
Loans	$225,339	$2,531	4.56%	$214,335	$2,872	5.43%
Available for sale securities	47,266	256	2.20%	61,494	283	1.87%
Interest-bearing deposits	46,682	18	0.16%	33,845	9	0.11%
Other equity investments	1,413	5	1.44%	1,278	2	0.63%
Total interest-earning assets	320,700	2,810	3.55%	310,952	3,166	4.13%
Noninterest-earning assets	33,324			27,895
Allowance for loan losses	(2,428)			(2,812)
Total assets	$351,596			$336,035

Interest-bearing liabilities:
Demand accounts	$12,337	9	0.30%	$10,380	7	0.27%
Money market accounts	85,696	62	0.29%	66,908	62	0.38%
Savings accounts	33,413	8	0.10%	33,149	6	0.07%
Health savings accounts	10,752	4	0.15%	10,992	4	0.15%
Certificates of deposit	55,768	108	0.79%	50,986	170	1.35%
Total interest-bearing deposits	197,966	191	0.39%	172,415	249	0.59%
Borrowings	6,500	6	0.37%	7,500	17	0.92%
Total interest-bearing liabilities	204,466	197	0.39%	179,915	266	0.60%
Noninterest-bearing deposits	50,883			50,979
Other non-interest bearing liabilities	2,286			1,427
Total liabilities	257,635			232,321
Equity	93,961			103,714
Total liabilities and equity	$351,596			$336,035
Net interest income		2,613			2,900
Net interest rate spread(1)			3.16%			3.53%
Net interest-earning assets(2)	116,234			131,037
Net interest margin(3)			3.30%			3.78%
Average of interest-earning assets to interest-bearing liabilities	156.85%			172.83%

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.

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

	For Three Months Ended March 31,
	2022 vs. 2021
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$147	$(488)	$(341)
Available for sale securities	(66)	39	(27)
Interest-bearing deposits	3	6	9
Other equity investments	—	3	3
Total interest-earning assets	$84	$(440)	$(356)

Interest-bearing liabilities:
Demand accounts	$1	$1	$2
Money market accounts	17	(17)	—
Savings accounts	—	2	2
Certificates of deposit	15	(78)	(63)
Total deposits	$33	$(92)	$(59)
Borrowings	(2)	(9)	(11)
Total interest-bearing liabilities	31	(101)	(70)
Change in net interest income	$53	$(339)	$(286)

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB-Chicago. At March 31, 2022, we had $6.5 million outstanding in advances from the FHLB-Chicago and we had an additional availability of $16.0 million of FHLB-Chicago advances based on the FHLB stock owned.

Additionally, at March 31, 2022 we had a $7 million federal funds rate line of credit with the Bankers’ Bank of Wisconsin, of which $0 was drawn at March 31, 2022.

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

At March 31, 2022, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $75.8 million, or 21.7% of adjusted total assets, which is above the well-capitalized required level of $17.5 million, or 5.0%; and total risk-based capital of $78.2 million, or 32.5% of risk-weighted assets, which is above the well-capitalized required level of $24.0 million, or 10.0%. Management is not aware of any conditions or events since March 31, 2022, that would change our category.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4.       Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2022. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2022, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.        Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at March 31, 2022, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A.       Risk Factors

The presentation of Risk Factors is not required for smaller reporting companies like FFBW, Inc.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.
(b)	Not applicable.
(c)	On January 27, 2021 the Company’s Board of Directors authorized the repurchase of up to 769,271 shares of the Company’s common stock, representing approximately 10% of the Company’s then outstanding shares. The Company completed this program in August 2021. On September 3, 2021 the Company adopted a new program to repurchase up to an additional 690,000 shares of the Company’s common stock, representing approximately 10% of the Company’s then outstading shares. The Company completed this second program in March 2022.

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

The table below sets forth the Company’s common stock repurchases during the three months ended March 31, 2022.

				(d)
			(c)	Maximum number
			Total number of	of
			shares	shares that may yet
	(a)	(b)	purchased as part	be
	Total number of	Average	of publicly	purchased under
	shares	price paid	announced plans or	the plans
Period	purchased	per share	programs	or programs
January 1 - January 31, 2022	4,201	$11.93	4,201	476,568
February 1 - February 28, 2022	16,074	$12.04	16,074	460,494
March 1 - March 31, 2022	460,494	$12.25	460,494	—
Total	480,769		480,769

Item 3.      Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

None.

Item 6.         Exhibits

3.1	Amended and Restated Articles of Incorporation of FFBW(1)
3.2	Bylaws of FFBW(2)
4	Form of Common Stock Certificate(2)
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	(101.INS)	InlineXBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded iwthin the Inline XBRL document)
	(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
	(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
	(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
	(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
	(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
(1)	Incorporated by reference to pre-effective amendment No. 1 to the Registration Statement on Form S-1 (file no. 333-233740), filed on November 1, 2019.
(2)	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-233740), filed on September 13, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FFBW, Inc.

Date: May 10, 2022	By:	/s/ Edward H. Schaefer
Edward H. Schaefer
President and Chief Executive Officer

Date: May 10, 2022	By:	/s/ Steven L. Wierschem
Steven L. Wierschem
Chief Financial Officer