Form 10-Q
period 2022-06-30
FFBW, Inc. /MD/
filed 2022-08-10
CIK 1787384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022.

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

As of August 9, 2022 there were 5,787,623 issued and outstanding shares of the Registrant’s Common Stock.

FFBW, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.    Financial Statements

FFBW, Inc.

Balance Sheets

June 30, 2022 (Unaudited) and December 31, 2021

(In thousands, except share data)

	June 30,	December 31,
	2022	2021
Assets
Cash and due from banks	$30,887	$52,483
Fed funds sold	11,427	14,519
Cash and cash equivalents	42,314	67,002
Available for sale securities, stated at fair value	50,274	48,398
Loans held for sale	—	500
Loans, net of allowance for loan and lease losses of $2,433 and $2,430, respectively	217,405	222,104
Premises and equipment, net	5,942	5,506
Other equity investments	1,438	1,353
Accrued interest receivable	816	813
Cash value of life insurance	10,165	10,029
Other assets	2,072	1,372
TOTAL ASSETS	$330,426	$357,077

Liabilities and Equity

Deposits	$243,159	$255,250
Advance payments by borrowers for taxes and insurance	920	102
FHLB advances	1,500	6,500
Accrued interest payable	100	7
Other liabilities	891	1,246
Total liabilities	$246,570	$263,105
Preferred stock ($0.01 par value, 50,000,000 authorized, no shares issued or outstanding as of June 30, 2022 and December 31, 2021, respectively)	$—	$—
Common stock ($0.01 par value, 100,000,000 authorized, 6,005,932 and 6,734,970 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	60	67
Additional paid in capital	49,414	58,273
Unallocated common stock of Employee Stock Ownership Plan ("ESOP") (535,215 and 550,509 shares at June 30, 2022 and December 31, 2021, respectively)	(5,353)	(5,506)
Retained earnings	41,571	40,365
Accumulated other comprehensive income (loss), net of income taxes	(1,836)	773
Total equity	$83,856	$93,972
TOTAL LIABILITIES AND EQUITY	$330,426	$357,077

See accompanying notes to financial statements.

FFBW, Inc.

Statements of Income

Three and Six Months Ended June 30, 2022 and 2021 (Unaudited)

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest and dividend income:
Loans, including fees	$2,667	$2,598	$5,198	$5,470
Securities
Taxable	245	174	455	413
Tax-exempt	48	48	94	94
Other	81	23	104	32

Total interest and dividend income	3,041	2,843	5,851	6,009

Interest expense:
Interest-bearing deposits	191	248	382	497
Borrowed funds	7	17	13	34

Total interest expense	198	265	395	531

Net interest income	2,843	2,578	5,456	5,478
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	2,843	2,578	5,456	5,478

Noninterest income:
Service charges and other fees	158	111	291	227
Net gain on sale of loans	—	59	31	220
Increase in cash surrender value of insurance	69	65	136	118
Other noninterest income	27	25	54	50

Total noninterest income	254	260	512	615

Noninterest expense:
Salaries and employee benefits	1,308	1,386	2,559	2,748
Occupancy and equipment	269	234	559	526
Data processing	209	258	386	595
Technology	62	63	123	119
Foreclosed assets	—	—	—	1
Professional fees	162	109	280	215
Other noninterest expense	230	232	450	481

Total noninterest expense	2,240	2,282	4,357	4,685

Income before income taxes	857	556	1,611	1,408
Provision for income taxes	218	104	405	286

Net income	$639	$452	$1,206	$1,122

Earnings per share
Basic	$0.11	$0.07	$0.21	$0.17
Diluted	$0.11	$0.07	$0.21	$0.17

See accompanying notes to financial statements.

FFBW, Inc.

Statements of Comprehensive Income (Loss)

Three and Six Months Ended June 30, 2022 and 2021, (Unaudited)

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$639	$452	$1,206	$1,122
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	(1,286)	57	(3,574)	(516)
Reclassification adjustment for (gains) losses realized in net income	—	—	—	—
Other comprehensive income (loss) before tax effect	(1,286)	57	(3,574)	(516)
Tax effect of other comprehensive income (loss) items	347	(16)	965	153
Other comprehensive income (loss), net of tax	(939)	41	(2,609)	(363)
Comprehensive income (loss)	$(300)	$493	$(1,403)	$759

See accompanying notes to financial statements.

FFBW, Inc.

Statements of Changes in Equity

For the Six Months Ended June 30, 2022 and 2021, (Unaudited)

(In thousands, except share data)

				Unallocated		Accumulated
	Number		Additional	Common		Other
	of	Common	Paid-In	Stock of	Retained	Comprehensive
	Shares	Stock	Capital	ESOP	Earnings	Income (Loss)	Total
Balance at December 31, 2020	7,695,214	$77	$69,090	$(5,811)	$38,382	$1,527	$103,265
Net income	—	—	—	—	670	—	670
ESOP shares committed to be released (7,647 shares)	—	—	6	76	—	—	82
Stock based compensation expense	—	—	81	—	—	—	81
Repurchase of common stock	(408,753)	(4)	(4,614)	—	—	—	(4,618)
Other comprehensive loss	—	—	—	—	—	(404)	(404)
Balance at March 31, 2021	7,286,461	$73	$64,563	$(5,735)	$39,052	$1,123	$99,076
Net income	—	—	—	—	452	—	452
ESOP shares committed to be released (15,294 shares)	—	—	9	76	—	—	85
Stock based compensation expense	10,712	—	101	—	—	—	101
Repurchase of common stock	(263,140)	(3)	(2,983)	—	—	—	(2,986)
Other comprehensive income	—	—	—	—	—	41	41
Balance at June 30, 2021	7,034,033	$70	$61,690	$(5,659)	$39,504	$1,164	$96,769

Balance at December 31, 2021	6,734,970	$67	$58,273	$(5,506)	$40,365	$773	$93,972
Net income	—	—	—	—	567	—	567
ESOP shares committed to be released (7,647 shares)	—	—	15	77	—	—	92
Stock based compensation expense	—	—	108	—	—	—	108
Repurchase of common stock	(480,769)	(5)	(5,878)	—	—	—	(5,883)
Other comprehensive loss	—	—	—	—	—	(1,670)	(1,670)
Balance at March 31, 2022	6,254,201	$62	$52,518	$(5,429)	$40,932	$(897)	$87,186
Net income	—	—	—	—	639	—	639
ESOP shares committed to be released (15,294 shares)	—	—	15	76	—	—	91
Stock based compensation expense	17,500	—	120	—	—	—	120
Repurchase of common stock	(265,769)	(2)	(3,239)	—	—	—	(3,241)
Other comprehensive loss	—	—	—	—	—	(939)	(939)
Balance at June 30, 2022	6,005,932	$60	$49,414	$(5,353)	$41,571	$(1,836)	$83,856

See accompanying notes to financial statements.

FFBW, Inc.

Statements of Cash Flows

For the Six Months Ended June 30, 2022 and 2021 (Unaudited)

(In thousands)

	Six months ended
	June 30,
	2022	2021
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$1,206	$1,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	149	147
Net accretion of loan portfolio discount and amortization of deposit premium	11	223
Net amortization on securities available for sale	174	290
Loss on sales and impairments of foreclosed assets	—	2
Increase in cash surrender value of life insurance	(136)	(118)
ESOP compensation	183	167
Stock based compensation	228	182
Changes in operating assets and liabilities:
Accrued interest receivable	(3)	208
Loans held for sale	500	1,235
Other assets	217	391
Accrued interest payable	93	156
Other liabilities	(355)	(325)
Net cash provided by operating activities	$2,267	$3,680
Cash flows from investing activities:
Maturities, calls, paydowns on available for sale securities	$3,520	$12,384
Purchases of available for sale securities	(9,229)	(400)
Net change in loans	4,735	17,029
Purchases of premises and equipment	(584)	(67)
Purchase of life insurance	—	(2,500)
Proceeds from sale of foreclosed assets	—	122
Net cash provided by (used in) investing activities	$(1,558)	$26,568
Cash flows from financing activities:
Net change in deposits and advance payments	$(11,273)	$19,297
Repayments of FHLB advances	(5,000)	(4,000)
Proceeds from FHLB advances	—	5,000
Repurchase of common stock	(9,124)	(7,604)
Net cash (used in) provided by financing activities	$(25,397)	$12,693
Net change in cash and cash equivalents	$(24,688)	$42,941
Cash and cash equivalents at beginning	67,002	41,479
Cash and cash equivalents at end	$42,314	$84,420

Supplemental Cash Flow Disclosures:
Cash paid for interest	$303	$375
Cash paid for income taxes	242	815

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

In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month period ended June 30, 2022 are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the Financial Statements and notes thereto for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (“SEC”) as part of FFBW, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

NOTE 2 - Summary of Significant Accounting Policies

Organization

FFBW, Inc. (the “Company”), a Maryland corporation, is a publicly traded stock holding company.  The Company provides a variety of financial services to individual and coporate customers through its wholly owned subsidiary, First Federal Bank of Wisconsin (the “Bank”).  The Bank is a community bank headquartered in Waukesha, Wisconsin, with offices in Waukesha, Brookfield and the South Side of Milwaukee.

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

Interchange fees - Customers use a Bank-issued debit card to purchase goods and services, and the Company earns interchange fees on those transactions, typically a percentage of the sale amount of the transaction. The Company records the amount due when it receives the settlement from the payment network. Payments from the payment network are received and recorded into income on a daily basis. These fees are included in “service charges and other fees” on the Statements of Income. There are no contingent debit card interchange fees recorded by the Company that could be subject to a clawback in future periods.

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is shown on the statements of comprehensive income (loss). The Company’s accumulated other comprehensive income (loss) is composed of the unrealized gains (losses) on securities available for sale, net of tax and is shown on the statements of changes in equity. Reclassification adjustments out of other comprehensive income (loss) for gains/losses realized on sales of securities available for sale comprise the entire balance of “net gain/loss on sale of securities” on the statements of income.

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

The following table presents the earnings per share calculations for the three and six months ended June 30:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$639	$452	$1,206	$1,122
Basic potential common shares
Weighted average shares outstanding	6,110,365	7,141,848	6,370,809	7,319,259
Weighted average unallocated Employee Stock Ownership Plan Shares	(539,101)	(568,414)	(542,924)	(573,512)
Basic weighted average shares outstanding	5,571,264	6,573,434	5,827,885	6,745,747
Dilutive potential common shares	24,506	15,809	20,506	13,128
Dilutive weighted average shares outstanding	5,595,770	6,589,243	5,848,391	6,758,875

Basic earnings per share	$0.11	$0.07	$0.21	$0.17
Diluted earnings per share	$0.11	$0.07	$0.21	$0.17

NOTE 4 – Available for Sale Securities

Amortized costs and fair values of available for sale securities are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2022
Obligations of the US government and US government sponsored agencies	$1,939	$-	$(82)	$1,857
Obligations of states and political subdivisions	14,190	4	(1,165)	13,029
Mortgage-backed securities	25,344	-	(1,007)	24,337
Certificates of deposit	500	4	(5)	499
Corporate debt securities	10,817	3	(268)	10,552
Total available for sale securities	$52,790	$11	$(2,527)	$50,274

December 31, 2021
Obligations of the US government and US government sponsored agencies	$1,028	$19	$(7)	$1,040
Obligations of states and political subdivisions	14,289	376	(41)	14,624
Mortgage-backed securities	25,452	658	(54)	26,056
Certificates of deposit	750	22	-	772
Corporate debt securities	5,821	111	(26)	5,906
Total available for sale securities	$47,340	$1,186	$(128)	$48,398

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

The following table presents the portion of the Company’s portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2022
Obligations of the US government and US government sponsored agencies	$1,754	$(82)	$—	$—	$1,754	$(82)
Obligations of states and political subdivisions	10,620	(987)	963	(178)	11,583	(1,165)
Mortgage-backed securities	22,438	(883)	1,877	(124)	24,315	(1,007)
Certificates of deposit	245	(5)			245	(5)
Corporate debt securities	6,799	(268)	—	—	6,799	(268)
Total	$41,856	$(2,225)	$2,840	$(302)	$44,696	$(2,527)
December 31, 2021
Obligations of the US government and US government sponsored agencies	$497	$(7)	$—	$—	$497	$(7)
Obligations of states and political subdivisions	3,129	(10)	937	(31)	$4,066	(41)
Mortgage-backed securities	4,116	(24)	1,881	(30)	5,997	(54)
Corporate debt securities	2,874	(26)	—	—	2,874	(26)
Total	$10,616	$(67)	$2,818	$(61)	$13,434	$(128)

At June 30, 2022, the investment portfolio included 6 securities available for sale, which had been in an unrealized loss position for greater than twelve months, and 113 securities available for sale, which had been in an unrealized loss position for less than twelve months. At December 31, 2021, the investment portfolio included 5 securities available for sale, which had been in an unrealized loss position for greater than twelve months, and 15 securities available for sale, which had been in an unrealized loss position for less than twelve months. Because these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. These unrealized losses are considered temporary because the Company does not currently have the intent to sell the securities before recovery of the losses; therefore we expect to collect all contractually due amounts from these securities. Accordingly, these investments were reduced to their fair values through accumulated other comprehensive income, not through earnings.

We regularly assess our securities portfolio for other than temporary impairment (“OTTI”). These assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery. We did not have any impairment losses recognized in earnings for the three and six months ended June 30, 2022 or June 30, 2021.

The amortized cost and fair value of available for sale securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities in mortgage-backed securities since the anticipated maturities are not readily determinable. Therefore, these securities are not included in the maturity categories in the following maturity summary listed below:

	June 30, 2022
	Amortized Cost	Fair Value
Due in one year or less	$295	$299
Due after one year through 5 years	10,188	9,925
Due after 5 years through 10 years	11,819	11,193
Due after 10 years	5,144	4,520
Subtotal	$27,446	$25,937
Mortgage-backed securities	25,344	24,337
Total	$52,790	$50,274

There were no sales of available for sale securities during the six months ended June 30, 2022 and 2021.

Available for sale securities with a carrying value of $940 and $1,038 were pledged at June 30, 2022 and December 31, 2021, respectively.

NOTE 5 - Loans

Major classifications of loans are as follows:

	June 30,	December 31,
	2022	2021
Commercial
Development	$12,574	$21,396
Real estate	88,801	94,830
Commercial and industrial	21,476	18,387
Residential real estate and consumer
One-to-four family owner-occupied	18,861	18,158
One-to-four family investor-owned	28,285	26,234
Multifamily	48,047	42,511
Consumer	2,125	3,312
Subtotal	$220,169	$224,828
Deferred loan fees	(331)	(294)
Allowance for loan losses	(2,433)	(2,430)
Net loans	$217,405	$222,104

Deposit accounts in an overdraft position and reclassified as loans approximated $6 and $23 at June 30, 2022 and December 31, 2021, respectively.

A summary of the activity in the allowance for loan losses by portfolio segment is as follows:

		Residential real
		estate
Three Months Ended	Commercial	and consumer	Total

Balance at March 31, 2022	$1,513	$917	$2,430
Provision for loan losses	(138)	138	—
Loans charged off	—	—	—
Recoveries of loans previously charged off	—	3	3
Balance at June 30, 2022	$1,375	$1,058	$2,433

Balance at March 31, 2021	$1,892	$921	$2,813
Provision for loan losses	89	(89)	—
Loans charged off	(392)	—	(392)
Recoveries of loans previously charged off	1	2	3
Balance at June 30, 2021	$1,590	$834	$2,424

		Residential real
		estate
Six Months Ended	Commercial	and consumer	Total

June 30, 2022
Balance at December 31, 2021	$1,516	$914	$2,430
Provision for loan losses	(141)	141	—
Loans charged off	—	(3)	(3)
Recoveries of loans previously charged off	—	6	6
Total ending allowance balance	$1,375	$1,058	$2,433

June 30, 2021
Balance at December 31, 2020	$1,834	$977	$2,811
Provision for loan losses	147	(147)	—
Loans charged off	(392)	—	(392)
Recoveries of loans previously charged off	1	4	5
Total ending allowance balance	$1,590	$834	$2,424

Information about how loans were evaluated for impairment and the related allowance for loan losses follows:

		Residential Real
		Estate and
June 30, 2022	Commercial	Consumer	Total
Loans:
Individually evaluated for impairment	$—	$501	$501
Collectively evaluated for impairment	122,851	96,817	219,668
Total loans	$122,851	$97,318	$220,169

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	1,375	1,058	2,433
Total allowance for loan losses	$1,375	$1,058	$2,433

		Residential Real
		Estate and
December 31, 2021	Commercial	Consumer	Total
Loans:
Individually evaluated for impairment	$112	$817	$929
Collectively evaluated for impairment	134,501	89,398	223,899
Total loans	$134,613	$90,215	$224,828

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	1,516	914	2,430
Total allowance for loan losses	$1,516	$914	$2,430

Information regarding impaired loans follows:

	Principal	Recorded	Related	Average	Interest
As of June 30, 2022	Balance	Investment	Allowance	Investment	Recognized
Loans with no related allowance for loan losses:
Residential real estate and consumer
One-to-four family owner-occupied	462	456	—	464	3
Consumer	45	45	—	45	—
Total loans with no related allowance for loan losses	507	501	—	509	3

Total impaired loans	$507	$501	$—	$509	$3

	Principal	Recorded	Related	Average	Interest
As of December 31, 2021	Balance	Investment	Allowance	Investment	Recognized
Loans with no related allowance for loan losses:
Commercial
Commercial and industrial	116	112	—	77	—
Residential real estate and consumer
One-to-four family owner-occupied	819	770	—	831	7
Consumer	47	47	—	49	—
Total loans with no related allowance for loan losses	982	929	—	957	7

Total impaired loans	$982	$929	$—	$957	$7

There were no additional funds committed to impaired loans as of June 30, 2022 and December 31, 2021, respectively.

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

Information regarding the credit quality indicators most closely monitored for commercial loans by class follows:

		Special
	Pass	Mention	Substandard	Doubtful	Totals
June 30, 2022
Development	$12,574	$—	$—	$—	$12,574
Real estate	88,753	—	48	—	88,801
Commercial and industrial	17,547	3,929	—	—	21,476
One-to-four family investor-owned	28,124	—	161	—	28,285
Multifamily	48,047	—	—	—	48,047
Totals	$195,045	$3,929	$209	$—	$199,183
December 31, 2021
Development	$21,396	$—	$—	$—	$21,396
Real estate	93,653	843	334	—	94,830
Commercial and industrial	18,387	—	—	—	18,387
One-to-four family investor-owned	26,234	—	—	—	26,234
Multifamily	42,511	—	—	—	42,511
Totals	$202,181	$843	$334	$—	$203,358

Residential real estate and consumer loans are generally evaluated based on whether or not the loan is performing according to the contractual terms of the loan.

Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans by class follows:

	Performing	Non-performing	Totals
June 30, 2022
One-to-four family owner-occupied	$18,710	$151	$18,861
Consumer	2,125	—	2,125
	$20,835	$151	$20,986
December 31, 2021
One-to-four family owner-occupied	$17,986	$172	$18,158
Consumer	3,312	—	3,312
	$21,298	$172	$21,470

Loan aging information follows:

		Loans Past Due	Loans Past Due		Nonaccrual
	Current Loans	30-89 Days	90+ Days	Total Loans	Loans
June 30, 2022
Commercial
Development	$12,574	$—	$—	$12,574	$—
Real estate	88,801	—	—	88,801	—
Commercial and industrial	21,476	—	—	21,476	—
Residential real estate and consumer
One-to-four family owner-occupied	18,861	—	—	18,861	151
One-to-four family investor-owned	28,285	—	—	28,285	—
Multifamily	48,047	—	—	48,047	—
Consumer	2,125	—	—	2,125	—
Total	$220,169	$—	$—	$220,169	$151

		Loans Past Due	Loans Past Due		Nonaccrual
	Current Loans	30-89 Days	90+ Days	Total Loans	Loans
December 31, 2021
Commercial
Development	$21,396	$—	$—	$21,396	$—
Real estate	94,830	—	—	94,830	112
Commercial and industrial	18,387	—	—	18,387	—
Residential real estate and consumer
One-to-four family owner-occupied	18,044	114	—	18,158	172
One-to-four family investor-owned	26,234	—	—	26,234	—
Multifamily	42,511	—	—	42,511	—
Consumer	3,312	—	—	3,312	—
Total	$224,714	$114	$—	$224,828	$284

There are no loans 90 or more days past due and accruing interest as of June 30, 2022 or December 31, 2021.

When, for economic or legal reasons related to the borrower’s financial difficulties, the Company grants a concession to the borrower that the Company would not otherwise consider, the modified loan is classified as a troubled debt restructuring. Loan modifications may consist of forgiveness of interest and/or principal, a reduction of the interest rate, allowing interest-only payments for a period of time, and/or extending amortization terms. During the six months ended and as of June 30, 2022, there were no new troubled debt restructurings. No troubled debt restructurings defaulted within 12 months of their modification date during the six months ended June 30, 2022. During the year ended and as of December 31, 2021, there was one commercial real estate loan totaling $116 and one 1-4 family owner-occupied loan totaling $115 that were new troubled debt restructurings. No troubled debt restructurings defaulted within 12 months of their modifications during the year ended December 31, 2021.

During April 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law which provides optional, temporary relief from accounting for certain pandemic-related loan modifications as a TDR. During 2020, the Bank offered payment deferrals to loan customers that were excluded from TDR classification based on the CARES Act. There were no loans remaining on a modified status as of June 30, 2022.

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, an additional provision for loan losses may be necessary.

NOTE 6 - Deposits

The composition of deposits are as follows:

	June 30,	December 31,
	2022	2021

Non interest-bearing checking	$50,267	$54,243
Interest-bearing checking	13,722	12,864
Money market	85,049	87,585
Statement savings accounts	34,627	33,968
Health savings accounts	10,588	10,608
Certificates of deposit	48,906	55,982
Total	$243,159	$255,250

Certificates of deposit that meet or exceed the FDIC insurance limit of $250 totaled $7,921 and $10,894 at June 30, 2022 and December 31, 2021, respectively.

The scheduled maturities of certificates of deposit are as follows as of June 30, 2022:

2022	$19,889
2023	22,812
2024	5,045
2025	559
2026	443
2027	158
Total	$48,906

NOTE 7– FHLB Advances

FHLB advances consist of the following:

	June 30, 2022		December 31, 2021
	Rates	Amount	Rates	Amount

Fixed rate, fixed term advances	1.71%	$1,500	0.0%-1.71%	$6,500

		$1,500		$6,500

The following is a summary of scheduled maturities of fixed term FHLB advances as of June 30, 2022:

	Fixed Rate Advances		Adjustable Rate Advances
	Weighted		Weighted		Total
	Average Rate	Amount	Average Rate	Amount	Amount

2022	1.71%	$1,500	—	—	$1,500

Total	1.71%	$1,500	—%	$—	$1,500

Actual maturities may differ from the scheduled principal maturities due to call options on the various advances.

The Company has a master contract agreement with the FHLB that provides for a borrowing up to the lesser of a determined multiple of FHLB stock owned or a determined percentage of the book value of the Company’s qualifying one-to-four family, multifamily, commercial real estate and commercial business loans. The Company pledged approximately $151,369 and $154,649 of one-to-four family, multifamily, commercial real estate and commercial business loans to secure FHLB advances at June 30, 2022 and December 31, 2021, respectively. FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest, such as Federal funds, FHLB discount note or prime rates. Fixed rate advances are priced in reference to market rates of interest at the time of the advance, namely the rates that FHLB pays to borrowers at various maturities. Certain FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. FHLB advances are also secured by $851 of FHLB stock owned by the Company at both June 30, 2022 and December 31, 2021.

At June 30, 2022, the Company’s available and unused portion of this borrowing agreement based on the amount of FHLB stock was $18,326.

In addition, the Company has a $7,000 federal funds line of credit through Bankers’ Bank of Wisconsin, which was not drawn on as of June 30, 2022. The Company also has the authority to borrow through the Federal Reserve’s Discount Window.

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

As shares are committed to be released from collateral and allocated to active participants, the Company reports compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-shares (EPS) computations. During the six months ended June 30, 2022 and 2021, 15,294 and 15,294 shares were committed to be released, respectively. During the six months ended June 30, 2022 the average fair value per share of stock was $11.99 resulting in total ESOP compensation expense of $183 for the six months ended June 30, 2022. During the six months ended June 30, 2021 the average fair value per share of stock was $11.00 resulting in total ESOP compensation expense of $167 for the six months ended June 30, 2021.

The ESOP shares as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
Shares allocated to active participants	92,889	62,305
Shares committed to be released and allocated to participants	15,294	30,584
Shares distributed	(4,414)	—
Total unallocated shares	535,215	550,509
Total ESOP shares	638,984	643,398
Fair value of unallocated shares (based on $12.14 and $11.80 share price at June 30, 2022 and December 31, 2021, respectively)	$6,498	$6,496

NOTE 9 - Share-based Compensation Plans

The Company adopted the FFBW, Inc. 2018 Equity Incentive Plan in 2018. In May 2021, the Company adopted the FFBW, Inc. 2021 Equity Incentive Plan. ASC Topic 718 requires that the grant date fair value of equity awards to employees and directors be recognized as compensation expense over the period during which they are required to provide service in exchange for such awards.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the period shown:

	Six Months Ended
	June 30,
	2022	2021
Total cost of stock grant plan during the year	$134	$102
Total cost of stock option plan during the year	94	80
Total cost of share-based payment plans during the year	$228	$182

Amount of related income tax benefit recognized in income	$56	$43

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

The following tables summarize stock options activity for the six months ended June 30, 2022 and 2021:

	Outstanding
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Stock Option	Exercise	Contractual	Value
	Awards	Price	Term (years)	(in dollars)
Options outstanding as of December 31, 2021	316,875	$10.73
Granted	27,000	12.16
Exercised	—	—
Expired or cancelled	—	—
Forfeited	—	—
Options outstanding as of June 30, 2022	343,875	$10.84	7.17	$450,040
Options exercisable as of June 30, 2022	152,482	$10.69	6.86	$220,867

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Stock Option	Exercise	Contractual	Value
	Awards	Price	Term (years)	(in dollars)
Options outstanding as of December 31, 2020	269,220	$10.51
Granted	76,000	11.27
Exercised	—	—
Expired or canceled	—	—
Forfeited	(19,057)	10.01
Options outstanding as of June 30, 2021	326,163	$10.72	8.00	$207,476
Options exercisable as of June 30, 2021	134,066	$10.80	7.50	$63,140

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

There were 27,000 options granted during the three months ended June 30, 2022.

The following is a summary of changes in restricted shares for the six months ended June 30, 2022 and 2021:

		Weighted
		Average
	Number of	Grant Date Fair
	Shares	Value
Nonvested stock awards as of December 31, 2021	59,737	$11.02
Granted	17,500	11.25
Vested	(8,323)	11.16
Forfeited	—	—
Nonvested stock awards as of June 30, 2022	68,914	$11.06

Nonvested stock awards as of December 31, 2020	62,060	$10.73
Granted	19,750	11.25
Vested	(19,561)	10.77
Forfeited	(5,519)	10.08
Nonvested stock awards as of June 30, 2021	56,730	$10.97

As of June 30, 2022, there was $1.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share option and non-vested share awards) granted under the Company’s equity incentive plans. At June 30, 2022, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 3.1 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1, and Total capital to risk-weighted assets and of Tier 1 capital to average assets. It is management’s opinion, as of June 30, 2022, that the Bank met all applicable capital adequacy requirements.

As of June 30, 2022, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table. There are no conditions or events since June 30, 2022 that management believes have changed the category.

The Bank’s actual capital amounts and ratios are presented in the following tables:

								To Be Well
								Capitalized
								Under Prompt
			For Capital Adequacy					Corrective
	Actual		Purposes					Action Provisions
	Amount	Ratio	Amount				Ratio	Amount				Ratio
June 30, 2022
Common Equity Tier 1 capital (to risk‑weighted assets)	$76,177	30.1%	$	≥	11,401	≥	4.5%	$	≥	16,468	≥	6.5%
Tier 1 capital (to risk‑weighted assets)	76,177	30.1		≥	15,201	≥	6.0		≥	20,268	≥	8.0
Total capital (to risk‑weighted assets)	78,610	31.0		≥	20,268	≥	8.0		≥	25,335	≥	10.0
Tier 1 capital (to average assets)	76,177	22.6		≥	13,482	≥	4.0		≥	16,853	≥	5.0

December 31, 2021
Common Equity Tier 1 capital (to risk‑weighted assets)	$75,554	29.6%	$	≥	11,467	≥	4.5%	$	≥	16,564	≥	6.5%
Tier 1 capital (to risk‑weighted assets)	75,554	29.6		≥	15,290	≥	6.0		≥	20,386	≥	8.0
Total capital (to risk‑weighted assets)	77,984	30.6		≥	20,386	≥	8.0		≥	25,483	≥	10.0
Tier 1 capital (to average assets)	75,554	21.4		≥	14,137	≥	4.0		≥	17,671	≥	5.0

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

Assets measured at fair value on a recurring basis are summarized below:

	Recurring Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of June 30, 2022
Assets:
Available for sale securities:
Obligations of the US government and US government sponsored agencies	$—	$1,857	$—	$1,857
Obligations of states and political subdivisions	—	13,029	—	13,029
Mortgage-backed securities	—	24,337	—	24,337
Certificates of deposit	—	499	—	499
Corporate debt securities	—	10,552	—	10,552
Total available for sale securities	$—	$50,274	$—	$50,274

As of December 31, 2021
Assets:
Available for sale securities:
Obligations of the US government and US government sponsored agencies	$—	$1,040	$—	$1,040
Obligations of states and political subdivisions	—	14,624	—	14,624
Mortgage-backed securities	—	26,056	—	26,056
Certificates of deposit	—	772	—	772
Corporate debt securities	—	5,906	—	5,906
Total available for sale securities	$—	$48,398	$—	$48,398

Information regarding the fair value of assets measured at fair value on a nonrecurring basis follows:

Nonrecurring Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Instruments	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

As of June 30, 2022
Assets:
Other equity investments	$503	$—	$503	$—

As of December 31, 2021
Assets:
Other equity investments	503	—	503	—

As of June 30, 2022 and December 31, 2021, there were no impaired loans requiring a write down to their estimated fair value.

There were no foreclosed assets as of June 30, 2022 or December 31, 2021.

The carrying value and estimated fair value of financial instruments as of June 30, 2022 and December 31, 2021 follow:

	June 30, 2022
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$42,314	$42,314	$—	$—
Available for sale securities	50,274	—	50,274	—
Loans	217,405	—	—	212,732
Accrued interest receivable	816	816	—	—
Cash value of life insurance	10,165	10,165	—	—
Other equity investments	1,438	—	503	935

Financial liabilities:
Deposits	243,159	194,253	—	48,189
Advance payments by borrowers for taxes and insurance	920	920	—	—
FHLB advances	1,500	—	—	1,496
Accrued interest payable	100	100	—	—

	December 31, 2021
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$67,002	$67,002	$—	$—
Available for sale securities	48,398	—	48,398	—
Loans held for sale	500	—	500	—
Loans	222,104	—	—	224,612
Accrued interest receivable	813	813	—	—
Cash value of life insurance	10,029	10,029	—	—
Other equity investments	1,353	—	503	850

Financial liabilities:
Deposits	255,250	199,238	—	55,970
Advance payments by borrowers for taxes and insurance	102	102	—	—
FHLB advances	6,500	—	—	6,489
Accrued interest payable	7	7	—	—

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

Comparison of Financial Condition at June 30, 2022 and December 31, 2021

Cash and cash equivalents. Cash and cash equivalents decreased $24.7 million, or 36.9%, to $42.3 million at June 30, 2022 from $67.0 million at December 31, 2021. The decrease resulted from a decrease in deposits and share repurchase activity.

Net Loans. Net loans decreased $4.7 million, or 2.1%, to $217.4 million at June 30, 2022 from $222.1 million at December 31, 2021. The decrease resulted from a net decrease in commercial development and real estate loans.

Available for sale securities. Available for sale securities increased $1.9 million, or 3.9%, to $50.3 million at June 30, 2022 from $48.4 million at December 31, 2021 due to an increase in securities purchased offset by a decrease in the fair market value of the portfolio during the period.

Other equity investments. Other equity investments were $1.4 million at both June 30, 2022 and December 31, 2021.

Other assets. Other assets increased $700,000, or 51.0%, to $2.1 million at June 30, 2022 from $1.4 million at December 31, 2021. The increase resulted primarily from an increase in deferred tax assets

Deposits. Deposits decreased $12.1 million, or 4.7%, to $243.1 million at June 30, 2022 from $255.3 million at December 31, 2021. The decrease resulted from decreases in non-interst-bearing checking, money market balances and certificates of deposit.

Borrowings. Borrowings, consisting entirely of FHLB advances, decreased $5.0 million, or 76.9%, to $1.5 million at June 30, 2022 from $6.5 million at December 31, 2021.

Other liabilities. Other liabilities decreased $355,000, or 28.5%, to $891,000 at June 30, 2022 from $1.2 million at December 31, 2021. The decrease resulted, in part, from a decrease in outstanding accounts payable.

Total Equity. Total equity decreased $10.1 million, or 10.8%, to $83.9 million at June 30, 2022 from $94.0 million at December 31, 2021. The decrease resulted primarily from stock repurchases and a decline in the market value of the investment portfolio offset in part by net income of $1.2 million during the period.

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

The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the ALLL for the periods then ended:

	At and For the	At and For the
	Six Months	Twelve Months
	Ended	Ended
	June 30, 2022	December 31, 2021

	(in thousands)
Nonperforming assets:
Nonaccrual loans	$151	$284
Accruing loans past due 90 days or more	—	—
Total nonperforming loans ("NPLs")	$151	$284
Foreclosed assets	—	—
Total nonperforming assets ("NPAs")	$151	$284
Troubled Debt Restructurings ("TDRs")	306	531
Nonaccrual TDRs	151	269
Average outstanding loan balance	223,161	209,175
Loans, end of period	220,169	224,828
ALLL, at beginning of period	2,430	2,811
Loans charged off:
Commercial	—	(393)
Residential real estate and consumer	(3)	—
Total loans charged off	$(3)	$(393)
Recoveries of loans previously charged off:
Residential real estate and consumer	6	12
Total recoveries of loans previous charged off	6	12
Net loans charged off ("NCOs'")	$3	$(381)
Additions to ALLL via provision for loan losses charged to operations	—	—
ALLL, at end of period	$2,433	$2,430
Ratios:
NCOs (annualized) to average loans	—%	0.18%
ALLL to total loans	1.11%	1.08%
NPL to total loans	0.07%	0.13%
NPAs to total assets	0.05%	0.08%
Total Assets	$330,426	$357,077

Total loans past due decreased to $0 as of June 30, 2022 from $114,000 as of December 31, 2021. We believe our credit and underwriting policies continue to support more effective lending decisions by the Company, which increases the likelihood of maintaining loan quality going forward. Moreover, we believe the favorable trends regarding our nonperforming loans and nonperforming assets reflect our continued adherence to improved underwriting criteria and practices. We believe our current ALLL is adequate to cover probable losses in our current loan portfolio.

There were no foreclosed assets at both June 30, 2022 and December 31, 2021.

Comparison of Operating Results for the Three Months Ended June 30, 2022 and June 30, 2021

Interest and Dividend Income. Total interest and dividend income increased $198,000 or 7.0%, to $3.0 million for the three months ended June 30, 2022 compared to $2.8 million for the three months ended June 30, 2021.  Average interest-earning assets decreased $10.4 million, or 3.3%, to $308.7 million for the three months ended June 30, 2022 compared to $319.1 million for the three months ended June 30, 2021, and the weighted average yield on interest-earning assets increased 38 basis points when comparing the 2022 and 2021 periods. The increase in average yield was primarily the result of the increased return on investments and interest-bearing deposits.

Interest Expense. Total interest expense decreased $67,000, or 25.3%, to $198,000 for the three months ended June 30, 2022, compared to $265,000 for the three months ended June 30, 2021.  Average interest-bearing liabilities increased $4.3 million, or 2.2%, to $198.7 million for the three months ended June 30, 2022, from $194.4 million for the three months ended June 30, 2021. The rate paid on interest-bearing liabilities decreased 15 basis points to 0.40% for the three months ended June 30, 2022, compared to 0.55% for the three months ended June 30, 2021.

Provision for Loan Losses. The loan loss provision was $0 for both the three months ended June 30, 2022 and 2021.  At June 30, 2022, our allowance for loan loss was $2.4 million, or 1.11%, of total loans.

Noninterest Income. Noninterest income decreased $6,000, or 2.3%, to $254,000 for the three months ended June 30, 2022, compared to $260,000 for the three months ended June 30, 2021.  The decrease was due primarily to a decrease in the gain on sale of loans of $59,000 offset by an increase in service charges and other fees of $47,000.

Noninterest Expense. Noninterest expense decreased $42,000 to $2.2 million for the three months ended June 30, 2022 compared to $2.3 million for the three months ended June 30, 2021. The decrease was primarily due to a decrease in salaries and employee benefits expenses of $78,000 and a decrease in data processing expenses of $49,000 offset by increased professional fees of $53,000 and occupancy and equipment fees fo $35,000.

Income Tax Expense. We recorded an income tax expense of $218,000 for the three months ended June 30, 2022 compared to $104,000 for the three months ended June 30, 2021, an increase of $114,000, or 109.6%.

	For the Three Months Ended June 30,
	2022			2021
	Average			Average
	Outstanding			Outstanding		Yield/
	Balance	Interest	Yield/ Rate	Balance	Interest	Rate

	(in thousands)			(in thousands)
Interest-earning assets:
Loans	$221,007	$2,667	4.83%	$202,461	$2,598	5.13%
Available for sale securities	47,764	293	2.45%	53,717	222	1.65%
Interest-bearing deposits	38,574	76	0.79%	61,678	12	0.08%
Other equity investments	1,353	5	1.48%	1,278	11	3.44%
Total interest-earning assets	308,698	3,041	3.94%	319,134	2,843	3.56%
Noninterest-earning assets	30,837			29,892
Allowance for loan losses	(2,432)			(2,784)
Total assets	$337,103			$346,242

Interest-bearing liabilities:
Demand accounts	$13,637	11	0.32%	$10,456	8	0.31%
Money market accounts	83,414	74	0.36%	76,678	78	0.41%
Savings accounts	34,202	8	0.09%	35,062	10	0.11%
Health savings accounts	10,686	4	0.15%	10,928	4	0.15%
Certificates of deposit	51,932	94	0.73%	54,498	148	1.09%
Total interest-bearing deposits	193,871	191	0.40%	187,622	248	0.53%
Borrowings	4,797	7	0.59%	6,775	17	1.01%
Total interest-bearing liabilities	198,668	198	0.40%	194,397	265	0.55%
Noninterest-bearing deposits	59,012			51,111
Other non-interest bearing liabilities	2,893			1,641
Total liabilities	260,573			247,149
Equity	76,530			99,093
Total liabilities and equity	$337,103			$346,242
Net interest income		2,843			2,578
Net interest rate spread(1)			3.54%			3.02%
Net interest-earning assets(2)	110,030			124,737
Net interest margin(3)			3.69%			3.23%
Average of interest-earning assets to interest-bearing liabilities	155.38%			164.17%
(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.

Comparison of Operating Results for the Six Months Ended June 30, 2022 and June 30, 2021

Interest and Dividend Income. Total interest and dividend income decreased $158,000, or 2.6%, to $5.9 million for the six months ended June 30, 2022 compared to $6.0 million for the six months ended June 30, 2021.  Average interest-earning assets decreased $2.2 million, or 0.7%, to $314.7 million for the six months ended June 30, 2022 compared to $316.9 million for the six months ended June 30, 2021, and the weighted average yield on interest-earning assets decreased seven basis points when comparing the 2022 and 2021 periods. The decrease in average yield relates primarily to the impact of PPP income in the 2021.

Interest Expense. Total interest expense decreased $136,000, or 25.6%, to $395,000 for the six months ended June 30, 2022, compared to $531,000 for the six months ended June 30, 2021.  Average interest-bearing liabilities increased $14.4 million, or 7.7%, to $201.6 million for the six months ended June 30, 2022, from $187.2 million for the six months ended June 30, 2021. The rate paid on interest-bearing liabilities decreased 17 basis points to 0.40% for the six months ended June 30, 2022, compared to 0.57% for the six months ended June 30, 2021.

Provision for Loan Losses. The loan loss provision was $0 for both the six months ended June 30, 2022 and 2021.  At June 30, 2022, our allowance for loan loss was $2.4 million, or 1.11%, of total loans.

Noninterest Income. Noninterest income decreased $103,000, or 16.7%, to $512,000 for the six months ended June 30, 2022, compared to $615,000 for the six months ended June 30, 2021.  The decrease was due primarily to a decrease in the gain on sale of loans of $189,000 offset by an increase in service charges and other fees of $64,000.

Noninterest Expense. Noninterest expense decreased $328,000 to $4.4 million for the six months ended June 30, 2022 compared to $4.7 million for the six months ended June 30, 2021. The decrease was primarily due to a decrease in data processing expenses of $209,000 and a decrease in salaries and employee benefits expenses of $189,000.

Income Tax Expense. We recorded an income tax expense of $405,000 for the six months ended June 30, 2022 compared to $286,000 for the six months ended June 30, 2021, an increase of $119,000, or 41.6%.

	For the Six Months Ended June 30,
	2022			2021
	Average			Average
	Outstanding			Outstanding		Yield/
	Balance	Interest	Yield/ Rate	Balance	Interest	Rate

	(in thousands)			(in thousands)
Interest-earning assets:
Loans	$223,161	$5,198	4.70%	$208,365	$5,470	5.29%
Available for sale securities	47,516	549	2.33%	57,584	507	1.78%
Interest-bearing deposits	42,593	93	0.44%	49,683	21	0.09%
Other equity investments	1,396	11	1.59%	1,278	11	1.74%
Total interest-earning assets	314,666	5,851	3.75%	316,910	6,009	3.82%
Noninterest-earning assets	31,901			27,054
Allowance for loan losses	(2,432)			(2,798)
Total assets	$344,135			$341,166

Interest-bearing liabilities:
Demand accounts	$12,991	20	0.31%	$10,476	15	0.29%
Money market accounts	84,548	137	0.33%	71,820	141	0.40%
Savings accounts	33,810	17	0.10%	34,111	17	0.10%
Health savings accounts	10,719	8	0.15%	10,902	8	0.15%
Certificates of deposit	53,840	200	0.75%	52,752	316	1.21%
Total interest-bearing deposits	195,908	382	0.39%	180,061	497	0.56%
Borrowings	5,644	13	0.46%	7,135	34	0.96%
Total interest-bearing liabilities	201,552	395	0.40%	187,196	531	0.57%
Noninterest-bearing deposits	62,447			51,453
Other non-interest bearing liabilities	3,130			1,126
Total liabilities	267,129			239,775
Equity	77,006			101,391
Total liabilities and equity	$344,135			$341,166
Net interest income		5,456			5,478
Net interest rate spread(1)			3.35%			3.25%
Net interest-earning assets(2)	113,114			129,714
Net interest margin(3)			3.50%			3.49%
Average of interest-earning assets to interest-bearing liabilities	156.12%			169.29%

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.

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

	For Three Months Ended June 30,
	2022 vs. 2021
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$238	(169)	$69
Available for sale securities	(25)	96	71
Interest-bearing deposits	(4)	68	64
Other equity investments	1	(7)	(6)
Total interest-earning assets	$210	$(12)	$198

Interest-bearing liabilities:
Demand accounts	$2	$1	$3
Money market accounts	7	(11)	(4)
Savings accounts	—	(2)	(2)
Health savings accounts	—	—	—
Certificates of deposit	(7)	(47)	(54)
Total deposits	$2	$(59)	$(57)
Borrowings	(5)	(5)	(10)
Total interest-bearing liabilities	(3)	(64)	(67)
Change in net interest income	$213	$52	$265

	For Six Months Ended June 30,
	2022 vs. 2021
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$388	$(660)	$(272)
Available for sale securities	(89)	131	42
Interest-bearing deposits	(3)	75	72
Other equity investments	1	(1)	—
Total interest-earning assets	$297	$(455)	$(158)

Interest-bearing liabilities:
Demand accounts	$4	$1	$5
Money market accounts	25	(29)	(4)
Savings accounts	—	—	—
Certificates of deposit	7	(123)	(116)
Total deposits	$36	$(151)	$(115)
Borrowings	(7)	(14)	(21)
Total interest-bearing liabilities	29	(165)	(136)
Change in net interest income	$268	$(290)	$(22)

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB-Chicago. At June 30, 2022, we had $1.5 million outstanding in advances from the FHLB-Chicago and we had an additional availability of $18.3 million of FHLB-Chicago advances based on the FHLB stock owned.

Additionally, at June 30, 2022 we had a $7 million federal funds rate line of credit with the Bankers’ Bank of Wisconsin, of which $0 was drawn at June 30, 2022.

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

At June 30, 2022, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $76.2 million, or 22.6% of adjusted total assets, which is above the well-capitalized required level of $16.9 million, or 5.0%; and total risk-based capital of $78.6 million, or 31.0% of risk-weighted assets, which is above the well-capitalized required level of $25.3 million, or 10.0%. Management is not aware of any conditions or events since June 30, 2022, that would change our category.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4.       Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2022. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2022, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.        Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at June 30, 2022, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A.       Risk Factors

The presentation of Risk Factors is not required for smaller reporting companies like FFBW, Inc.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.
(b)	Not applicable.
(c)	On January 27, 2021 the Company’s Board of Directors authorized the repurchase of up to 769,271 shares of the Company’s common stock, representing approximately 10% of the Company’s then outstanding shares. The Company completed this program in August 2021. On September 3, 2021 the Company adopted a new program to repurchase up to an additional 690,000 shares of the Company’s common stock, representing approximately 10% of the Company’s then outstanding shares. The Company completed this second program in March 2022. On May 11, 2022, the Company adopted a new program to repurchase up to an additional 625,000 shares, representing approximately 10% of the Company’s then outstanding shares.

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

The table below sets forth the Company’s common stock repurchases during the three months ended June 30, 2022.

				(d)
			(c)	Maximum number
			Total number of	of
			shares	shares that may yet
	(a)	(b)	purchased as part	be
	Total number of	Average	of publicly	purchased under
	shares	price paid	announced plans or	the plans
Period	purchased	per share	programs	or programs
April 1 - April 30, 2021	—	$—	—	625,000
May 1 - May 31, 2021	106,220	12.19	106,220	518,780
June 1 - June 30, 2021	159,549	12.40	159,549	359,231
Total	265,769		265,769

Item 3.      Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

None.

Item 6.         Exhibits

3.1	Amended and Restated Articles of Incorporation of FFBW(1)
3.2	Bylaws of FFBW(2)
4	Form of Common Stock Certificate(2)
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	(101.INS)	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
	(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
	(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
	(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
	(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
	(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
(1)	Incorporated by reference to pre-effective amendment No. 1 to the Registration Statement on Form S-1 (file no. 333-233740), filed on November 1, 2019.
(2)	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-233740), filed on September 13, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FFBW, Inc.

Date: August 10, 2022	By:	/s/ Edward H. Schaefer
Edward H. Schaefer
President and Chief Executive Officer

Date: August 10, 2022	By:	/s/ Steven L. Wierschem
Steven L. Wierschem
Chief Financial Officer