Form 10-Q
period 2022-09-30
FFBW, Inc. /MD/
filed 2022-11-03
CIK 1787384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022.

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

As of October 31, 2022 there were 5,554,311 issued and outstanding shares of the Registrant’s Common Stock.

FFBW, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.    Financial Statements

FFBW, Inc.

Balance Sheets

September 30, 2022 (Unaudited) and December 31, 2021

(In thousands, except share data)

	September 30,	December 31,
	2022	2021
Assets
Cash and due from banks	$15,722	$52,483
Fed funds sold	327	14,519
Cash and cash equivalents	16,049	67,002
Available for sale securities, stated at fair value	47,472	48,398
Loans held for sale	—	500
Loans, net of allowance for loan and lease losses of $2,530 and $2,430, respectively	228,300	222,104
Premises and equipment, net	6,684	5,506
Other equity investments	1,463	1,353
Accrued interest receivable	901	813
Cash value of life insurance	10,238	10,029
Other assets	2,676	1,372
TOTAL ASSETS	$313,783	$357,077

Liabilities and Equity

Deposits	$233,954	$255,250
Advance payments by borrowers for taxes and insurance	1,313	102
FHLB advances	—	6,500
Accrued interest payable	139	7
Other liabilities	917	1,246
Total liabilities	$236,323	$263,105
Preferred stock ($0.01 par value, 50,000,000 authorized, no shares issued or outstanding as of September 30, 2022 and December 31, 2021, respectively)	$—	$—
Common stock ($0.01 par value, 100,000,000 authorized, 5,565,823 and 6,734,970 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	55	67
Additional paid in capital	44,075	58,273
Unallocated common stock of Employee Stock Ownership Plan ("ESOP") (527,568 and 550,509 shares at September 30, 2022 and December 31, 2021, respectively)	(5,276)	(5,506)
Retained earnings	42,081	40,365
Accumulated other comprehensive income (loss), net of income taxes	(3,475)	773
Total equity	$77,460	$93,972
TOTAL LIABILITIES AND EQUITY	$313,783	$357,077

See accompanying notes to financial statements.

FFBW, Inc.

Statements of Income

Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest and dividend income:
Loans, including fees	$2,734	$2,392	$7,932	$7,862
Securities
Taxable	282	204	737	617
Tax-exempt	48	46	142	140
Other	103	32	207	64

Total interest and dividend income	3,167	2,674	9,018	8,683

Interest expense:
Interest-bearing deposits	247	236	629	733
Borrowed funds	3	10	16	44

Total interest expense	250	246	645	777

Net interest income	2,917	2,428	8,373	7,906
Provision for loan losses	93	—	93	—

Net interest income after provision for loan losses	2,824	2,428	8,280	7,906

Noninterest income:
Service charges and other fees	148	127	439	354
Net gain on sale of loans	—	12	31	232
Increase in cash surrender value of insurance	73	70	209	188
Other noninterest income	27	117	81	167

Total noninterest income	248	326	760	941

Noninterest expense:
Salaries and employee benefits	1,383	1,209	3,942	3,957
Occupancy and equipment	315	269	874	795
Data processing	240	258	626	853
Technology	77	84	200	203
Foreclosed assets	—	(1)	—	—
Professional fees	124	110	404	325
Other noninterest expense	255	247	705	728

Total noninterest expense	2,394	2,176	6,751	6,861

Income before income taxes	678	578	2,289	1,986
Provision for income taxes	168	119	573	405

Net income	$510	$459	$1,716	$1,581

Earnings per share
Basic	$0.10	$0.07	$0.31	$0.24
Diluted	$0.10	$0.07	$0.30	$0.24

See accompanying notes to financial statements.

FFBW, Inc.

Statements of Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2022 and 2021, (Unaudited)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$510	$459	$1,716	$1,581
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	(2,247)	(188)	(5,821)	(704)
Reclassification adjustment for (gains) losses realized in net income	—	—	—	—
Other comprehensive income (loss) before tax effect	(2,247)	(188)	(5,821)	(704)
Tax effect of other comprehensive income (loss) items	608	50	1,573	203
Other comprehensive income (loss), net of tax	(1,639)	(138)	(4,248)	(501)
Comprehensive income (loss)	$(1,129)	$321	$(2,532)	$1,080

See accompanying notes to financial statements.

FFBW, Inc.

Statements of Changes in Equity

For the Nine Months Ended September 30, 2022 and 2021, (Unaudited)

(In thousands, except share data)

				Unallocated		Accumulated
	Number		Additional	Common		Other
	of	Common	Paid-In	Stock of	Retained	Comprehensive
	Shares	Stock	Capital	ESOP	Earnings	Income (Loss)	Total
Balance at December 31, 2020	7,695,214	$77	$69,090	$(5,811)	$38,382	$1,527	$103,265
Net income	—	—	—	—	670	—	670
ESOP shares committed to be released (7,647 shares)	—	—	6	76	—	—	82
Stock based compensation expense	—	—	81	—	—	—	81
Repurchase of common stock	(408,753)	(4)	(4,614)	—	—	—	(4,618)
Other comprehensive loss	—	—	—	—	—	(404)	(404)
Balance at March 31, 2021	7,286,461	$73	$64,563	$(5,735)	$39,052	$1,123	$99,076
Net income	—	—	—	—	452	—	452
ESOP shares committed to be released (15,294 shares)	—	—	9	76	—	—	85
Stock based compensation expense	10,712	—	101	—	—	—	101
Repurchase of common stock	(263,140)	(3)	(2,983)	—	—	—	(2,986)
Other comprehensive income	—	—	—	—	—	41	41
Balance at June 30, 2021	7,034,033	$70	$61,690	$(5,659)	$39,504	$1,164	$96,769
Net income	—	—	—	—	459	—	459
ESOP shares committed to be released (22,941 shares)	—	—	13	77	—	—	90
Stock based compensation expense	7,296	—	118	—	—	—	118
Repurchase of common stock	(125,790)	(1)	(1,471)	—	—	—	(1,472)
Other comprehensive income	—	—	—	—	—	(138)	(138)
Balance at September 30, 2021	6,915,539	$69	$60,350	$(5,582)	$39,963	$1,026	$95,826

Balance at December 31, 2021	6,734,970	$67	$58,273	$(5,506)	$40,365	$773	$93,972
Net income	—	—	—	—	567	—	567
ESOP shares committed to be released (7,647 shares)	—	—	15	77	—	—	92
Stock based compensation expense	—	—	108	—	—	—	108
Repurchase of common stock	(480,769)	(5)	(5,878)	—	—	—	(5,883)
Other comprehensive loss	—	—	—	—	—	(1,670)	(1,670)
Balance at March 31, 2022	6,254,201	$62	$52,518	$(5,429)	$40,932	$(897)	$87,186
Net income	—	—	—	—	639	—	639
ESOP shares committed to be released (15,294 shares)	—	—	15	76	—	—	91
Stock based compensation expense	17,500	—	120	—	—	—	120
Repurchase of common stock	(265,769)	(2)	(3,239)	—	—	—	(3,241)
Other comprehensive loss	—	—	—	—	—	(939)	(939)
Balance at June 30, 2022	6,005,932	$60	$49,414	$(5,353)	$41,571	$(1,836)	$83,856
Net income	—	—	—	—	510	—	510
ESOP shares committed to be released (22,941 shares)	—	—	17	77	—	—	94
Stock based compensation expense	—	—	137	—	—	—	137
Repurchase of common stock	(440,109)	(5)	(5,493)	—	—	—	(5,498)
Other comprehensive loss	—	—	—	—	—	(1,639)	(1,639)
Balance at September 30, 2022	5,565,823	$55	$44,075	$(5,276)	$42,081	$(3,475)	$77,460

See accompanying notes to financial statements.

FFBW, Inc.

Statements of Cash Flows

For the Nine Months Ended September 30, 2022 and 2021 (Unaudited)

(In thousands)

	Nine months ended
	September 30,
	2022	2021
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$1,716	$1,581
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	93	—
Depreciation	244	220
Net accretion of loan portfolio discount and amortization of deposit premium	24	183
Net amortization on securities available for sale	247	405
Loss on sales and impairments of foreclosed assets	—	2
Increase in cash surrender value of life insurance	(209)	(188)
ESOP compensation	277	257
Stock based compensation	365	300
Changes in operating assets and liabilities:
Accrued interest receivable	(88)	152
Loans held for sale	500	1,708
Other assets	197	246
Accrued interest payable	132	195
Other liabilities	(329)	(424)
Net cash provided by operating activities	$3,169	$4,637
Cash flows from investing activities:
Proceeds from sales of available for sale securities	$—	$3
Maturities, calls, paydowns on available for sale securities	5,018	15,917
Purchases of available for sale securities	(10,269)	(2,655)
Net change in loans	(6,242)	8,307
Purchases of premises and equipment	(1,422)	(107)
Purchase of life insurance	—	(2,500)
Proceeds from sale of foreclosed assets	—	122
Net cash provided by (used in) investing activities	$(12,915)	$19,087
Cash flows from financing activities:
Net change in deposits and advance payments	$(20,085)	$24,975
Repayments of FHLB advances	(6,500)	(6,000)
Proceeds from FHLB advances	—	5,000
Repurchase of common stock	(14,622)	(9,076)
Net cash (used in) provided by financing activities	$(41,207)	$14,899
Net change in cash and cash equivalents	$(50,953)	$38,623
Cash and cash equivalents at beginning	67,002	41,479
Cash and cash equivalents at end	$16,049	$80,102

Supplemental Cash Flow Disclosures:
Cash paid for interest	$513	$581
Cash paid for income taxes	507	890

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

In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month period ended September 30, 2022 are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the Financial Statements and notes thereto for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (“SEC”) as part of FFBW, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

NOTE 2 - Summary of Significant Accounting Policies

Organization

FFBW, Inc. (the “Company”), a Maryland corporation, is a publicly traded stock holding company.  The Company provides a variety of financial services to individual and corporate customers through its wholly owned subsidiary, First Federal Bank of Wisconsin (the “Bank”).  The Bank is a community bank headquartered in Waukesha, Wisconsin, with offices in Waukesha, Brookfield and Milwaukee.

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

The following ASUs have been issued by the FASB and may impact the Company's financial statements in future reporting periods:

ASU No. 2016-13, “Credit Losses (Topic 326).”

ASU No. 2019-04, “Codification Improvements to Topic 326.”

ASU No. 2019-05, “Financial Instruments-Credit Losses.”

ASU 2016-13 requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is expecting to see an increase in its allowance for loan losses upon adoption but is still assessing the final impact of adopting ASU 2016-13 on its financial statements.

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

The following table presents the earnings per share calculations for the three and nine months ended September 30:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$510	$459	$1,716	$1,581
Basic potential common shares
Weighted average shares outstanding	5,728,305	6,912,234	6,153,345	7,182,778
Weighted average unallocated Employee Stock Ownership Plan Shares	(530,179)	(560,767)	(539,101)	(569,689)
Basic weighted average shares outstanding	5,198,126	6,351,467	5,614,244	6,613,089
Dilutive potential common shares	36,120	22,535	25,368	15,713
Dilutive weighted average shares outstanding	5,234,246	6,374,002	5,639,612	6,628,802

Basic earnings per share	$0.10	$0.07	$0.31	$0.24
Diluted earnings per share	$0.10	$0.07	$0.30	$0.24

NOTE 4 – Available for Sale Securities

Amortized costs and fair values of available for sale securities are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2022
Obligations of the US government and US government sponsored agencies	$1,823	$-	$(170)	$1,653
Obligations of states and political subdivisions	14,163	-	(1,847)	12,316
Mortgage-backed securities	25,442	-	(2,076)	23,366
Certificates of deposit	500	3	(12)	491
Corporate debt securities	10,307	-	(661)	9,646
Total available for sale securities	$52,235	$3	$(4,766)	$47,472

December 31, 2021
Obligations of the US government and US government sponsored agencies	$1,028	$19	$(7)	$1,040
Obligations of states and political subdivisions	14,289	376	(41)	14,624
Mortgage-backed securities	25,452	658	(54)	26,056
Certificates of deposit	750	22	-	772
Corporate debt securities	5,821	111	(26)	5,906
Total available for sale securities	$47,340	$1,186	$(128)	$48,398

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

The following table presents the portion of the Company’s portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2022
Obligations of the US government and US government sponsored agencies	$1,207	$(98)	$431	$(72)	$1,638	$(170)
Obligations of states and political subdivisions	9,146	(1,166)	2,881	(681)	12,027	(1,847)
Mortgage-backed securities	20,484	(1,741)	2,881	(335)	23,365	(2,076)
Certificates of deposit	238	(12)	—	—	238	(12)
Corporate debt securities	7,752	(531)	1,270	(130)	9,022	(661)
Total	$38,827	$(3,548)	$7,463	$(1,218)	$46,290	$(4,766)
December 31, 2021
Obligations of the US government and US government sponsored agencies	$497	$(7)	$—	$—	$497	$(7)
Obligations of states and political subdivisions	3,129	(10)	937	(31)	$4,066	(41)
Mortgage-backed securities	4,116	(24)	1,881	(30)	5,997	(54)
Corporate debt securities	2,874	(26)	—	—	2,874	(26)
Total	$10,616	$(67)	$2,818	$(61)	$13,434	$(128)

At September 30, 2022, the investment portfolio included 19 securities available for sale, which had been in an unrealized loss position for greater than twelve months, and 111 securities available for sale, which had been in an unrealized loss position for less than twelve months. At December 31, 2021, the investment portfolio included 5 securities available for sale, which had been in an unrealized loss position for greater than twelve months, and 15 securities available for sale, which had been in an unrealized loss position for less than twelve months. Because these securities have a fixed interest rate, their fair value is sensitive to movements in market interest rates. These unrealized losses are considered temporary because the Company does not currently have the intent to sell the securities before recovery of the losses; therefore we expect to collect all contractually due amounts from these securities. Accordingly, these investments were reduced to their fair values through accumulated other comprehensive income, not through earnings.

We regularly assess our securities portfolio for other than temporary impairment (“OTTI”). These assessments are based on the nature of the securities, the underlying collateral, the financial condition of the issuer, the extent and duration of the loss, our intent related to the individual securities, and the likelihood that we will have to sell securities prior to expected recovery. We did not have any impairment losses recognized in earnings for the three and nine months ended September 30, 2022 or September 30, 2021.

The amortized cost and fair value of available for sale securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities in mortgage-backed securities since the anticipated maturities are not readily determinable. Therefore, these securities are not included in the maturity categories in the following maturity summary listed below:

	September 30, 2022
	Amortized Cost	Fair Value
Due in one year or less	$292	$295
Due after one year through 5 years	9,667	9,179
Due after 5 years through 10 years	11,751	10,502
Due after 10 years	5,083	4,130
Subtotal	$26,793	$24,106
Mortgage-backed securities	25,442	23,366
Total	$52,235	$47,472

There were no sales of available for sale securities during the nine months ended September 30, 2022 and 2021.

Available for sale securities with a carrying value of $936 and $1,038 were pledged at September 30, 2022 and December 31, 2021, respectively.

NOTE 5 - Loans

Major classifications of loans are as follows:

	September 30,	December 31,
	2022	2021
Commercial
Development	$15,841	$21,396
Real estate	99,374	94,830
Commercial and industrial	24,801	18,387
Residential real estate and consumer
One-to-four family owner-occupied	18,754	18,158
One-to-four family investor-owned	27,737	26,234
Multifamily	41,602	42,511
Consumer	3,085	3,312
Subtotal	$231,194	$224,828
Deferred loan fees	(364)	(294)
Allowance for loan losses	(2,530)	(2,430)
Net loans	$228,300	$222,104

Deposit accounts in an overdraft position and reclassified as loans approximated $9 and $23 at September 30, 2022 and December 31, 2021, respectively.

A summary of the activity in the allowance for loan losses by portfolio segment is as follows:

		Residential real
		estate
Three Months Ended	Commercial	and consumer	Total

Balance at June 30, 2022	$1,375	$1,058	$2,433
Provision for loan losses	204	(111)	93
Loans charged off	—	—	—
Recoveries of loans previously charged off	—	4	4
Balance at September 30, 2022	$1,579	$951	$2,530

Balance at June 30, 2021	$1,590	$834	$2,424
Provision for loan losses	(31)	31	—
Loans charged off	(1)	—	(1)
Recoveries of loans previously charged off	1	2	3
Balance at September 30, 2021	$1,559	$867	$2,426

		Residential real
		estate
Nine Months Ended	Commercial	and consumer	Total

September 30, 2022
Balance at December 31, 2021	$1,516	$914	$2,430
Provision for loan losses	63	30	93
Loans charged off	—	(3)	(3)
Recoveries of loans previously charged off	—	10	10
Total ending allowance balance	$1,579	$951	$2,530

September 30, 2021
Balance at December 31, 2020	$1,834	$977	$2,811
Provision for loan losses	116	(116)	—
Loans charged off	(393)	—	(393)
Recoveries of loans previously charged off	2	6	8
Total ending allowance balance	$1,559	$867	$2,426

Information about how loans were evaluated for impairment and the related allowance for loan losses follows:

		Residential Real
		Estate and
September 30, 2022	Commercial	Consumer	Total
Loans:
Individually evaluated for impairment	$—	$495	$495
Collectively evaluated for impairment	140,016	90,683	230,699
Total loans	$140,016	$91,178	$231,194

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	1,579	951	2,530
Total allowance for loan losses	$1,579	$951	$2,530

		Residential Real
		Estate and
December 31, 2021	Commercial	Consumer	Total
Loans:
Individually evaluated for impairment	$112	$817	$929
Collectively evaluated for impairment	134,501	89,398	223,899
Total loans	$134,613	$90,215	$224,828

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	1,516	914	2,430
Total allowance for loan losses	$1,516	$914	$2,430

Information regarding impaired loans follows:

	Principal	Recorded	Related	Average	Interest
As of September 30, 2022	Balance	Investment	Allowance	Investment	Recognized
Loans with no related allowance for loan losses:
Residential real estate and consumer
One-to-four family owner-occupied	460	451	—	460	3
Consumer	45	44	—	44	—
Total loans with no related allowance for loan losses	505	495	—	504	3

Total impaired loans	$505	$495	$—	$504	$3

	Principal	Recorded	Related	Average	Interest
As of December 31, 2021	Balance	Investment	Allowance	Investment	Recognized
Loans with no related allowance for loan losses:
Commercial
Commercial and industrial	116	112	—	77	—
Residential real estate and consumer
One-to-four family owner-occupied	819	770	—	831	7
Consumer	47	47	—	49	—
Total loans with no related allowance for loan losses	982	929	—	957	7

Total impaired loans	$982	$929	$—	$957	$7

There were no additional funds committed to impaired loans as of September 30, 2022 and December 31, 2021, respectively.

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

Information regarding the credit quality indicators most closely monitored for commercial loans by class follows:

		Special
	Pass	Mention	Substandard	Doubtful	Totals
September 30, 2022
Development	$15,841	$—	$—	$—	$15,841
Real estate	96,897	2,321	156	—	99,374
Commercial and industrial	19,763	—	5,038	—	24,801
One-to-four family investor-owned	27,691	—	46	—	27,737
Multifamily	41,602	—	—	—	41,602
Totals	$201,794	$2,321	$5,240	$—	$209,355
December 31, 2021
Development	$21,396	$—	$—	$—	$21,396
Real estate	93,653	843	334	—	94,830
Commercial and industrial	18,387	—	—	—	18,387
One-to-four family investor-owned	26,234	—	—	—	26,234
Multifamily	42,511	—	—	—	42,511
Totals	$202,181	$843	$334	$—	$203,358

Residential real estate and consumer loans are generally evaluated based on whether or not the loan is performing according to the contractual terms of the loan.

Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans by class follows:

	Performing	Non-performing	Totals
September 30, 2022
One-to-four family owner-occupied	$18,605	$149	$18,754
Consumer	3,085	—	3,085
	$21,690	$149	$21,839
December 31, 2021
One-to-four family owner-occupied	$17,986	$172	$18,158
Consumer	3,312	—	3,312
	$21,298	$172	$21,470

Loan aging information follows:

		Loans Past Due	Loans Past Due		Nonaccrual
	Current Loans	30-89 Days	90+ Days	Total Loans	Loans
September 30, 2022
Commercial
Development	$15,841	$—	$—	$15,841	$—
Real estate	99,374	—	—	99,374	—
Commercial and industrial	24,801	—	—	24,801	—
Residential real estate and consumer
One-to-four family owner-occupied	18,754	—	—	18,754	149
One-to-four family investor-owned	27,548	189	—	27,737	—
Multifamily	41,602	—	—	41,602	—
Consumer	3,085	—	—	3,085	—
Total	$231,005	$189	$—	$231,194	$149

		Loans Past Due	Loans Past Due		Nonaccrual
	Current Loans	30-89 Days	90+ Days	Total Loans	Loans
December 31, 2021
Commercial
Development	$21,396	$—	$—	$21,396	$—
Real estate	94,830	—	—	94,830	112
Commercial and industrial	18,387	—	—	18,387	—
Residential real estate and consumer
One-to-four family owner-occupied	18,044	114	—	18,158	172
One-to-four family investor-owned	26,234	—	—	26,234	—
Multifamily	42,511	—	—	42,511	—
Consumer	3,312	—	—	3,312	—
Total	$224,714	$114	$—	$224,828	$284

There are no loans 90 or more days past due and accruing interest as of September 30, 2022 or December 31, 2021.

When, for economic or legal reasons related to the borrower’s financial difficulties, the Company grants a concession to the borrower that the Company would not otherwise consider, the modified loan is classified as a troubled debt restructuring. Loan modifications may consist of forgiveness of interest and/or principal, a reduction of the interest rate, allowing interest-only payments for a period of time, and/or extending amortization terms. During the nine months ended and as of September 30, 2022, there were no new troubled debt restructurings. No troubled debt restructurings defaulted within 12 months of their modification date during the nine months ended September 30, 2022. During the year ended and as of December 31, 2021, there was one commercial real estate loan totaling $116 and one 1-4 family owner-occupied loan totaling $115 that were new troubled debt restructurings. No troubled debt restructurings defaulted within 12 months of their modifications during the year ended December 31, 2021.

During April 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law which provides optional, temporary relief from accounting for certain pandemic-related loan modifications as a TDR. During 2020, the Bank offered payment deferrals to loan customers that were excluded from TDR classification based on the CARES Act. There were no loans remaining on a modified status as of September 30, 2022.

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, an additional provision for loan losses may be necessary.

NOTE 6 - Deposits

The composition of deposits are as follows:

	September 30,	December 31,
	2022	2021

Non interest-bearing checking	$52,044	$54,243
Interest-bearing checking	12,401	12,864
Money market	77,858	87,585
Statement savings accounts	34,121	33,968
Health savings accounts	10,519	10,608
Certificates of deposit	47,011	55,982
Total	$233,954	$255,250

Certificates of deposit that meet or exceed the FDIC insurance limit of $250 totaled $7,925 and $10,894 at September 30, 2022 and December 31, 2021, respectively.

The scheduled maturities of certificates of deposit are as follows as of September 30, 2022:

2022	$11,174
2023	26,335
2024	8,409
2025	532
2026	394
2027	167
Total	$47,011

The core deposit premium intangible had a net carrying value of $244 at September 30, 2022 and $316 at December 31, 2021.

NOTE 7– FHLB Advances

At September 30, 2022 there were no outstanding FHLB advances. At December 31, 2021, the Company had $6,500 in outstanding fixed rate, fixed term advances with a rates between 0.0% and 1.7%.

The Company has a master contract agreement with the FHLB that provides for a borrowing up to the lesser of a determined multiple of FHLB stock owned or a determined percentage of the book value of the Company’s qualifying one-to-four family, multifamily, commercial real estate and commercial business loans. The Company pledged approximately $160,026 and $154,649 of one-to-four family, multifamily, commercial real estate and commercial business loans to secure FHLB advances at September 30, 2022 and December 31, 2021, respectively. FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest, such as Federal funds, FHLB discount note or prime rates. Fixed rate advances are priced in reference to market rates of interest at the time of the advance, namely the rates that FHLB pays to borrowers at various maturities. Certain FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. FHLB advances are also secured by $851 of FHLB stock owned by the Company at both September 30, 2022 and December 31, 2021.

At September 30, 2022, the Company’s available and unused portion of this borrowing agreement based on the amount of FHLB stock was $18,903.

In addition, the Company has a $7,000 federal funds line of credit through Bankers’ Bank of Wisconsin, which was not drawn on as of September 30, 2022. The Company also has the authority to borrow through the Federal Reserve’s Discount Window.

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

As shares are committed to be released from collateral and allocated to active participants, the Company reports compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-shares (EPS) computations. During the nine months ended September 30, 2022 and 2021, 22,941 and 22,941 shares were committed to be released, respectively. During the nine months ended September 30, 2022 the average fair value per share of stock was $12.19 resulting in total ESOP compensation expense of $277 for the nine months ended September 30, 2022. During the nine months ended September 30, 2021 the average fair value per share of stock was $11.20 resulting in total ESOP compensation expense of $257 for the nine months ended September 30, 2021.

The ESOP shares as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
Shares allocated to active participants	92,889	62,305
Shares committed to be released and allocated to participants	22,941	30,584
Shares distributed	(4,414)	—
Total unallocated shares	527,568	550,509
Total ESOP shares	638,984	643,398
Fair value of unallocated shares (based on $11.90 and $11.80 share price at September 30, 2022 and December 31, 2021, respectively)	$6,278	$6,496

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

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the period shown:

	Nine Months Ended
	September 30,
	2022	2021
Total cost of stock grant plan during the year	$219	$173
Total cost of stock option plan during the year	146	127
Total cost of share-based payment plans during the year	$365	$300

Amount of related income tax benefit recognized in income	$90	$71

Options are granted with an exercise price equal to no less than the market price of the Company’s shares at the date of grant: those option awards generally vest pro-rata over five years of service and have 10-year contractual terms. Restricted shares typically vest pro-rata over a five year period, 20% per year beginning one year from the issuance date. Under the FFBW, Inc. 2021 Equity Incentive Plan, certain restricted shares awarded to Board of Director members vest in one year.

Share amounts related to periods prior to the date of the closing of the Offering on January 16, 2020 have been restated to give retroactive recognition to the 1.1730 exchange ratio applied in the offering.

The following tables summarize stock options activity for the nine months ended September 30, 2022 and 2021:

	Outstanding
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Stock Option	Exercise	Contractual	Value
	Awards	Price	Term (years)	(in dollars)
Options outstanding as of December 31, 2021	316,875	$10.73
Granted	27,000	12.16
Exercised	—	—
Expired or cancelled	(400)	11.25
Forfeited	—	—
Options outstanding as of September 30, 2022	343,475	$10.84	6.93	$367,450
Options exercisable as of September 30, 2022	152,482	$10.69	6.61	$184,271

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Stock Option	Exercise	Contractual	Value
	Awards	Price	Term (years)	(in dollars)
Options outstanding as of December 31, 2020	269,220	$10.51
Granted	76,000	11.27
Exercised	—	—
Expired or canceled	—	—
Forfeited	(19,057)	10.01
Options outstanding as of September 30, 2021	326,163	$10.72	8.00	$207,476
Options exercisable as of September 30, 2021	134,066	$10.80	7.50	$63,140

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

There were no options granted during the three months ended September 30, 2022.

The following is a summary of changes in restricted shares for the nine months ended September 30, 2022 and 2021:

		Weighted
		Average
	Number of	Grant Date Fair
	Shares	Value
Nonvested stock awards as of December 31, 2021	59,737	$11.02
Granted	17,500	11.25
Vested	(8,923)	11.22
Forfeited	(200)	11.25
Nonvested stock awards as of September 30, 2022	68,114	$11.05

Nonvested stock awards as of December 31, 2020	62,060	$10.73
Granted	22,750	11.35
Vested	(19,561)	10.77
Forfeited	(5,519)	10.08
Nonvested stock awards as of September 30, 2021	59,730	$11.02

As of September 30, 2022, there was $1.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements (including share option and non-vested share awards) granted under the Company’s equity incentive plans. At September 30, 2022, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 3.0 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1, and Total capital to risk-weighted assets and of Tier 1 capital to average assets. It is management’s opinion, as of September 30, 2022, that the Bank met all applicable capital adequacy requirements.

As of September 30, 2022, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table. There are no conditions or events since September 30, 2022 that management believes have changed the category.

The Bank’s actual capital amounts and ratios are presented in the following tables:

								To Be Well
								Capitalized
								Under Prompt
			For Capital Adequacy					Corrective
	Actual		Purposes					Action Provisions
	Amount	Ratio	Amount				Ratio	Amount				Ratio
September 30, 2022
Common Equity Tier 1 capital (to risk‑weighted assets)	$70,487	26.6%	$	≥	11,942	≥	4.5%	$	≥	17,249	≥	6.5%
Tier 1 capital (to risk‑weighted assets)	70,487	26.6		≥	15,922	≥	6.0		≥	21,230	≥	8.0
Total capital (to risk‑weighted assets)	73,017	27.5		≥	21,230	≥	8.0		≥	26,537	≥	10.0
Tier 1 capital (to average assets)	70,487	21.8		≥	12,949	≥	4.0		≥	16,186	≥	5.0

December 31, 2021
Common Equity Tier 1 capital (to risk‑weighted assets)	$75,554	29.6%	$	≥	11,467	≥	4.5%	$	≥	16,564	≥	6.5%
Tier 1 capital (to risk‑weighted assets)	75,554	29.6		≥	15,290	≥	6.0		≥	20,386	≥	8.0
Total capital (to risk‑weighted assets)	77,984	30.6		≥	20,386	≥	8.0		≥	25,483	≥	10.0
Tier 1 capital (to average assets)	75,554	21.4		≥	14,137	≥	4.0		≥	17,671	≥	5.0

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

Assets measured at fair value on a recurring basis are summarized below:

	Recurring Fair Value Measurements Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

As of September 30, 2022
Assets:
Available for sale securities:
Obligations of the US government and US government sponsored agencies	$—	$1,653	$—	$1,653
Obligations of states and political subdivisions	—	12,316	—	12,316
Mortgage-backed securities	—	23,366	—	23,366
Certificates of deposit	—	491	—	491
Corporate debt securities	—	9,646	—	9,646
Total available for sale securities	$—	$47,472	$—	$47,472

As of December 31, 2021
Assets:
Available for sale securities:
Obligations of the US government and US government sponsored agencies	$—	$1,040	$—	$1,040
Obligations of states and political subdivisions	—	14,624	—	14,624
Mortgage-backed securities	—	26,056	—	26,056
Certificates of deposit	—	772	—	772
Corporate debt securities	—	5,906	—	5,906
Total available for sale securities	$—	$48,398	$—	$48,398

Information regarding the fair value of assets measured at fair value on a nonrecurring basis follows:

Nonrecurring Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Instruments	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

As of September 30, 2022
Assets:
Other equity investments	$503	$—	$503	$—

As of December 31, 2021
Assets:
Other equity investments	$503	—	$503	—

As of September 30, 2022 and December 31, 2021, there were no impaired loans requiring a write down to their estimated fair value.

There were no foreclosed assets as of September 30, 2022 or December 31, 2021.

The carrying value and estimated fair value of financial instruments as of September 30, 2022 and December 31, 2021 follow:

	September 30, 2022
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$16,049	$16,049	$—	$—
Available for sale securities	47,472	—	47,472	—
Loans	228,300	—	—	221,743
Accrued interest receivable	901	901	—	—
Cash value of life insurance	10,238	10,238	—	—
Other equity investments	1,463	—	503	960

Financial liabilities:
Deposits	233,954	194,253	—	46,179
Advance payments by borrowers for taxes and insurance	1,313	1,313	—	—
Accrued interest payable	139	139	—	—

	December 31, 2021
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$67,002	$67,002	$—	$—
Available for sale securities	48,398	—	48,398	—
Loans held for sale	500	—	500	—
Loans	222,104	—	—	224,612
Accrued interest receivable	813	813	—	—
Cash value of life insurance	10,029	10,029	—	—
Other equity investments	1,353	—	503	850

Financial liabilities:
Deposits	255,250	199,238	—	55,970
Advance payments by borrowers for taxes and insurance	102	102	—	—
FHLB advances	6,500	—	—	6,489
Accrued interest payable	7	7	—	—

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

Comparison of Financial Condition at September 30, 2022 and December 31, 2021

Cash and cash equivalents. Cash and cash equivalents decreased $51.0 million, or 76.0%, to $16.0 million at September 30, 2022 from $67.0 million at December 31, 2021. The decrease resulted from a decrease in deposits, share repurchase activity and lending activity.

Net Loans. Net loans increased $6.2 million, or 2.8%, to $228.3 million at September 30, 2022 from $222.1 million at December 31, 2021. The increase resulted from a net increase in commercial and industrial, commercial real estate and 1-4 family loans.

Available for sale securities. Available for sale securities decreased $926,000 or 1.9%, to $47.5 million at September 30, 2022 from $48.4 million at December 31, 2021 due to a decrease in the fair market value of the portfolio during the period.

Other equity investments. Other equity investments increased $110,000, or 8.1%, to $1.5 million at September 30, 2022 from $1.4 million at December 31, 2021.

Other assets. Other assets increased $1.3 million, or 95.0%, to $2.7 million at September 30, 2022 from $1.4 million at December 31, 2021. The increase resulted primarily from an increase in deferred tax assets associated with the decrease in the fair market value of the portfolio during the period.

Deposits. Deposits decreased $21.3 million, or 8.3%, to $234.0 million at September 30, 2022 from $255.3 million at December 31, 2021. The decrease resulted primarily from decreases in consumer certificates of deposit, consumer money market accounts, commercial checking and commercial money market accounts.

Borrowings. Borrowings, consisting entirely of FHLB advances, were paid down to zero at September 30, 2022 from $6.5 million at December 31, 2021.

Other liabilities. Other liabilities decreased $329,000, or 26.4%, to $917,000 at September 30, 2022 from $1.2 million at December 31, 2021. The decrease resulted, in part, from a decrease in outstanding accounts payable.

Total Equity. Total equity decreased $16.5 million, or 17.6%, to $77.5 million at September 30, 2022 from $94.0 million at December 31, 2021. The decrease resulted primarily from stock repurchases and a decline in the market value of the investment portfolio offset in part by net income of $1.7 million during the period.

Nonperforming Loans, Potential Problem Loans and Foreclosed Properties. We practice early identification of non-accrual and problem loans in order to minimize the Company’s risk of loss. Non-performing loans are defined as non-accrual loans and restructured loans that were 90 days or more past due at the time of their restructure, or when management determines that such classification is warranted. The accrual of interest income is generally discontinued when contractual payments have become 90 or more days past due or when management has serious doubts about further collectability of principal or interest. Cash receipts on non-accrual loans are used to reduce principal rather than being recorded as interest income. A troubled debt restructuring (TDR) typically involves the granting of some concession to the borrower involved in the loan modification, such as modifying the payment schedule or making interest changes. TDR loans may involve loans that have had a charge-off taken against the loan to reduce the carrying amount of the loan to fair market value as determined pursuant to ASC 310-10.

The following table identifies the various components of non-performing assets and other balance sheet information as of the dates indicated below and changes in the allowance for loan losses (ALLL) for the periods then ended:

	At and For the	At and For the
	Nine Months	Twelve Months
	Ended	Ended
	September 30, 2022	December 31, 2021

	(in thousands)
Nonperforming assets:
Nonaccrual loans	$149	$284
Accruing loans past due 90 days or more	—	—
Total nonperforming loans ("NPLs")	$149	$284
Foreclosed assets	—	—
Total nonperforming assets ("NPAs")	$149	$284
Troubled Debt Restructurings ("TDRs")	303	531
Nonaccrual TDRs	149	269
Average outstanding loan balance	224,693	209,175
Loans, end of period	231,194	224,828
ALLL, at beginning of period	2,430	2,811
Loans charged off:
Commercial	—	(393)
Residential real estate and consumer	(3)	—
Total loans charged off	$(3)	$(393)
Recoveries of loans previously charged off:
Residential real estate and consumer	10	12
Total recoveries of loans previous charged off	10	12
Net loans charged off ("NCOs'")	$7	$(381)
Additions to ALLL via provision for loan losses charged to operations	93	—
ALLL, at end of period	$2,530	$2,430
Ratios:
NCOs (annualized) to average loans	0.00%	0.18%
ALLL to total loans	1.09%	1.08%
NPL to total loans	0.06%	0.13%
NPAs to total assets	0.05%	0.08%
Total Assets	$313,783	$357,077

Total loans past due increased to $189,000 as of September 30, 2022 from $114,000 as of December 31, 2021. We believe our credit and underwriting policies continue to support more effective lending decisions by the Company, which increases the likelihood of maintaining loan quality going forward. Moreover, we believe the favorable trends regarding our nonperforming loans and nonperforming assets reflect our continued adherence to improved underwriting criteria and practices. We believe our current ALLL is adequate to cover probable losses in our current loan portfolio.

There were no foreclosed assets at both September 30, 2022 and December 31, 2021.

Comparison of Operating Results for the Three Months Ended September 30, 2022 and September 30, 2021

Interest and Dividend Income. Total interest and dividend income increased $493,000 or 18.4%, to $3.2 million for the three months ended September 30, 2022 compared to $2.7 million for the three months ended September 30, 2021.  Average interest-earning assets decreased $28.2 million, or 8.6%, to $298.9 million for the three months ended September 30, 2022 compared to $327.1 million for the three months ended September 30, 2021, and the weighted average yield on interest-earning assets increased 96 basis points when comparing the 2022 and 2021 periods. The increase in average yield was primarily the result of higher yielding additions to our loan and securities portfolios and an increase in the rate paid on our deposits with the Federal Reserve.

Interest Expense. Total interest expense increased $4,000, or 1.6%, to $250,000 for the three months ended September 30, 2022, compared to $246,000 for the three months ended September 30, 2021.  Average interest-bearing liabilities decreased $12.9 million, or 6.4%, to $188.3 million for the three months ended September 30, 2022, from $201.2 million for the three months ended September 30, 2021. The rate paid on interest-bearing liabilities increased four basis points to 0.53% for the three months ended September 30, 2022, compared to 0.49% for the three months ended September 30, 2021.

Provision for Loan Losses. The loan loss provision increased $93,000, for the three months ended September 30, 2022, compared to $0 at September 30, 2021.  At September 30, 2022, our allowance for loan losses was $2.5 million, or 1.09%, of total loans.

Noninterest Income. Noninterest income decreased $78,000, or 23.9%, to $248,000 for the three months ended September 30, 2022, compared to $326,000 for the three months ended September 30, 2021.  The decrease was due primarily to non-recurrence of grant income of $86,000 that was recognized in 2021.

Noninterest Expense. Noninterest expense increased $218,000 to $2.4 million for the three months ended September 30, 2022 compared to $2.2 million for the three months ended September 30, 2021. The increase was primarily due to an increase in salaries and employee benefits expenses of $174,000.

Income Tax Expense. We recorded an income tax expense of $168,000 for the three months ended September 30, 2022 compared to $119,000 for the three months ended September 30, 2021, an increase of $49,000, or 41.2%.

	For the Three Months Ended September 30,
	2022			2021
	Average			Average
	Outstanding			Outstanding		Yield/
	Balance	Interest	Yield/ Rate	Balance	Interest	Rate

	(in thousands)			(in thousands)
Interest-earning assets:
Loans	$227,708	$2,734	4.76%	$204,907	$2,392	4.63%
Available for sale securities	50,769	330	2.58%	50,180	250	1.98%
Interest-bearing deposits	18,926	97	2.03%	70,748	26	0.15%
Other equity investments	1,463	6	1.63%	1,279	6	1.86%
Total interest-earning assets	298,866	3,167	4.20%	327,114	2,674	3.24%
Noninterest-earning assets	27,612			28,894
Allowance for loan losses	(2,467)			(2,425)
Total assets	$324,011			$353,583

Interest-bearing liabilities:
Demand accounts	$12,914	$11	0.34%	$10,785	$10	0.37%
Money market accounts	81,580	126	0.61%	83,293	80	0.38%
Savings accounts	34,532	8	0.09%	34,189	9	0.10%
Health savings accounts	10,570	4	0.15%	10,845	4	0.15%
Certificates of deposit	47,992	98	0.81%	54,996	133	0.96%
Total interest-bearing deposits	187,588	247	0.52%	194,108	236	0.48%
Borrowings	734	3	1.62%	7,109	10	0.56%
Total interest-bearing liabilities	188,322	250	0.53%	201,217	246	0.49%
Noninterest-bearing deposits	50,789			53,388
Other non-interest bearing liabilities	2,104			2,139
Total liabilities	241,215			256,744
Equity	82,796			96,839
Total liabilities and equity	$324,011			$353,583
Net interest income		2,917			2,428
Net interest rate spread(1)			3.67%			2.75%
Net interest-earning assets(2)	110,544			125,897
Net interest margin(3)			3.91%			2.94%
Average of interest-earning assets to interest-bearing liabilities	158.70%			162.57%
(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.

Comparison of Operating Results for the Nine Months Ended September 30, 2022 and September 30, 2021

Interest and Dividend Income. Total interest and dividend income increased $335,000, or 3.9%, to $9.0 million for the nine months ended September 30, 2022 compared to $8.7 million for the nine months ended September 30, 2021.  Average interest-earning assets decreased $10.1 million, or 3.2%, to $310.3 million for the nine months ended September 30, 2022 compared to $320.4 million for the nine months ended September 30, 2021, and the weighted average yield on interest-earning assets increased 27 basis points when comparing the 2022 and 2021 periods. The increase in average yield was primarily the result of the increased return on investments and interest-bearing deposits.

Interest Expense. Total interest expense decreased $132,000, or 17.0%, to $645,000 for the nine months ended September 30, 2022, compared to $777,000 for the nine months ended September 30, 2021.  Average interest-bearing liabilities increased $5.2 million, or 2.7%, to $197.1 million for the nine months ended September 30, 2022, from $191.9 million for the nine months ended September 30, 2021. The rate paid on interest-bearing liabilities decreased 10 basis points to 0.44% for the nine months ended September 30, 2022, compared to 0.54% for the nine months ended September 30, 2021.

Provision for Loan Losses. The loan loss provision was $93,000 for the nine months ended September 30, 2022 compared to $0 for the nine months ended September 30, 2021.  At September 30, 2022, our allowance for loan loss was $2.5 million, or 1.09%, of total loans.

Noninterest Income. Noninterest income decreased $181,000, or 19.2%, to $760,000 for the nine months ended September 30, 2022, compared to $941,000 for the nine months ended September 30, 2021.  The decrease was due primarily to a decrease in the gain on sale of loans of $201,000.

Noninterest Expense. Noninterest expense decreased $110,000 to $6.8 million for the nine months ended September 30, 2022 compared to $6.9 million for the nine months ended September 30, 2021. The decrease was primarily due to a decrease in data processing expenses of $227,000 offset in part by an increase in occupancy and equipment expenses of $79,000.

Income Tax Expense. We recorded an income tax expense of $573,000 for the nine months ended September 30, 2022 compared to $405,000 for the nine months ended September 30, 2021, an increase of $168,000, or 41.5%.

	For the Nine Months Ended September 30,
	2022			2021
	Average			Average
	Outstanding			Outstanding		Yield/
	Balance	Interest	Yield/ Rate	Balance	Interest	Rate

	(in thousands)			(in thousands)
Interest-earning assets:
Loans	$224,693	$7,932	4.72%	$207,200	$7,862	5.07%
Available for sale securities	48,613	879	2.42%	55,089	757	1.84%
Interest-bearing deposits	35,543	196	0.74%	56,782	47	0.11%
Other equity investments	1,408	11	1.04%	1,279	17	1.78%
Total interest-earning assets	310,257	9,018	3.89%	320,350	8,683	3.62%
Noninterest-earning assets	29,794			27,620
Allowance for loan losses	(2,480)			(2,619)
Total assets	$337,571			$345,351

Interest-bearing liabilities:
Demand accounts	$12,965	$31	0.32%	$10,542	$25	0.32%
Money market accounts	83,548	263	0.42%	75,686	221	0.39%
Savings accounts	34,053	25	0.10%	34,137	26	0.10%
Health savings accounts	10,669	12	0.15%	10,921	12	0.15%
Certificates of deposit	51,869	298	0.77%	53,508	449	1.12%
Total interest-bearing deposits	193,104	629	0.44%	184,794	733	0.53%
Borrowings	3,989	16	0.54%	7,126	44	0.83%
Total interest-bearing liabilities	197,093	645	0.44%	191,920	777	0.54%
Noninterest-bearing deposits	50,634			51,835
Other non-interest bearing liabilities	1,994			1,739
Total liabilities	249,721			245,494
Equity	87,850			99,857
Total liabilities and equity	$337,571			$345,351
Net interest income		8,373			7,906
Net interest rate spread(1)			3.45%			3.08%
Net interest-earning assets(2)	113,164			128,430
Net interest margin(3)			3.61%			3.30%
Average of interest-earning assets to interest-bearing liabilities	157.42%			166.92%

(1)	Interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.

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

	For Three Months Ended September 30,
	2022 vs. 2021
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$266	76	$342
Available for sale securities	3	77	80
Interest-bearing deposits	(19)	90	71
Other equity investments	1	(1)	—
Total interest-earning assets	$251	$242	$493

Interest-bearing liabilities:
Demand accounts	$2	$(1)	$1
Money market accounts	(2)	48	46
Savings accounts	—	(1)	(1)
Health savings accounts	—	—	—
Certificates of deposit	(17)	(18)	(35)
Total deposits	$(17)	$28	$11
Borrowings	(9)	2	(7)
Total interest-bearing liabilities	(26)	30	4
Change in net interest income	$277	$212	$489

	For Nine Months Ended September 30,
	2022 vs. 2021
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$664	$(594)	$70
Available for sale securities	(89)	211	122
Interest-bearing deposits	(18)	167	149
Other equity investments	2	(8)	(6)
Total interest-earning assets	$559	$(224)	$335

Interest-bearing liabilities:
Demand accounts	$6	$—	$6
Money market accounts	23	19	42
Savings accounts	—	(1)	(1)
Certificates of deposit	(14)	(137)	(151)
Total deposits	$15	$(119)	$(104)
Borrowings	(19)	(9)	(28)
Total interest-bearing liabilities	(4)	(128)	(132)
Change in net interest income	$563	$(96)	$467

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB-Chicago. At September 30, 2022, we had no outstanding advances from the FHLB-Chicago and we had an additional availability of $18.9 million of FHLB-Chicago advances based on the FHLB stock owned.

Additionally, at September 30, 2022 we had a $7 million federal funds rate line of credit with the Bankers’ Bank of Wisconsin, of which $0 was drawn at September 30, 2022.

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

At September 30, 2022, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $70.5 million, or 21.8% of adjusted total assets, which is above the well-capitalized required level of $16.2 million, or 5.0%; and total risk-based capital of $73.0 million, or 27.5% of risk-weighted assets, which is above the well-capitalized required level of $26.5 million, or 10.0%. Management is not aware of any conditions or events since September 30, 2022, that would change our category.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4.       Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2022. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2022, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.        Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at September 30, 2022, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A.       Risk Factors

The presentation of Risk Factors is not required for smaller reporting companies like FFBW, Inc.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.
(b)	Not applicable.
(c)	On January 27, 2021 the Company’s Board of Directors authorized the repurchase of up to 769,271 shares of the Company’s common stock, representing approximately 10% of the Company’s then outstanding shares. The Company completed this program in August 2021. On September 3, 2021 the Company adopted a new program to repurchase up to an additional 690,000 shares of the Company’s common stock, representing approximately 10% of the Company’s then outstanding shares. The Company completed this second program in March 2022. On May 11, 2022, the Company adopted a new program to repurchase up to an additional 625,000 shares, representing approximately 10% of the Company’s then outstanding shares. The Company completed this program in August 2022. On September 14, 2022 the Company adopted an additional program to repurchase up to 400,000 shares of the Company’s common stock, representing approximately 7% of the Company’s then outstanding shares.

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

The table below sets forth the Company’s common stock repurchases during the three months ended September 30, 2022.

				(d)
			(c)	Maximum number
			Total number of	of
			shares	shares that may yet
	(a)	(b)	purchased as part	be
	Total number of	Average	of publicly	purchased under
	shares	price paid	announced plans or	the plans
Period	purchased	per share	programs	or programs
July 1 - July 31, 2022	72,176	$12.16	72,176	287,055
August 1 - August 31, 2022	287,055	12.53	287,055	—
September 1- September 30, 2022	80,878	12.29	80,878	319,122
Total	440,109		440,109

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

FFBW, Inc.

Date: November 3, 2022	By:	/s/ Edward H. Schaefer
Edward H. Schaefer
President and Chief Executive Officer

Date: November 3, 2022	By:	/s/ Steven L. Wierschem
Steven L. Wierschem
Chief Financial Officer